Form 10-Q
period 2016-03-31
Voip-pal.com Inc
filed 2016-05-18
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: ________________

VoIP-PAL.COM INC.

(Exact name of Registrant as specified in its charter)

Nevada	980184110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10900 NE 4th Street, Suite 2300 Bellevue, WA, 98004
(Address of principal executive offices)

1-888-605-7780

(Registrant’s telephone number, including area code)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2016, there were 1,040,455,868 shares of Common Stock outstanding.

1

PART I—FINANCIAL INFORMATION

 Item 1. Financial Statements.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

March 31, 2016

(Expressed in U.S. Dollars)

As at

	March 31, 2016	Sept 30, 2015
	(unaudited)	(audited)

ASSETS
CURRENT
Cash	$244,801	$773,275
Subscriptions receivable	157,875	—
NON-CURRENT
Intellectual VoIP communications patent properties, net (Note 5)	1,302,948	1,208,911
TOTAL ASSETS	$1,705,624	$1,982,186
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$61,426	$43,601
TOTAL LIABILITIES	$61,426	$43,601
STOCKHOLDERS’ equity
SHARE CAPITAL (Note 9)	$917,090	$896,292
ADDITIONAL PAID-IN CAPITAL (Note 9)	29,377,687	28,357,610
shares to be issued (Note 9)	759,721	846,721
deficit (Note 9)	(29,410,300)	(28,162,038)
TOTAL STOCKHOLDERS’ EQUITY	$1,644,198	$1,938,585
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,705,624	$1,982,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended March 31,

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

EXPENSES

Amortization (Note 5)	$25,186	27,718	$50,371	$50,954
Officers and Directors Fees (Note 6)	24,429	28,500	42,429	75,028
Legal fees (Note 6)	216,678	97,071	230,636	125,108
Office & general	28,522	20,252	110,141	51,683
Patent application expense	175,314	—	175,314	—
Professional fees & services (Note 6)	65,957	13,749	139,372	17,248
Acquisition expenses (Note 4)	—	—	500,000	—

Total expenses	536,086	187,290	1,248,263	320,021

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(536,086)	(187,290)	$(1,248,263)	$(320,021)
Basic and diluted loss per common share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,040,455,868	990,660,711	1,040,455,868	990,660,711

The accompanying notes are an integral part of these consolidated financial statements

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Six Months Ended March 31,

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2016	2015	2016	2015
Cash Flows from Operating Activities
Net loss	$(536,086)	$(159,572)	$(1,248,263)	$(269,068)
Add items not affecting cash:
Shares issued for services	—	—	55,000	—
Amortization	25,186	27,718	50,372	50,954
Acquisition expenses	—	—	500,000	—

Changes in non-cash working capital:
Accounts payable	39,710	9,782	17,825	(13,454)
Subscriptions receivable	(157,875)	—	(157,875)	—
Cash Flows from Operations	(629,065)	(122,072)	(782,941)	(231,568)

Cash Flows from Investing Activities
Intellectual VoIP properties	—	—	(144,409)	—
Cash Flows Used In Investing Activities	—	—	(144,409)	—

Cash Flows from Financing Activities
Common shares	7,858	3,497	9,698	4,160
Contributed surplus	385,018	173,876	476,178	210,028
Shares to be Issued	—	—	(87,000)	—
Cash Flows Provided by Financing Activities	392,876	177,373	398,876	214,188

Increase (decrease) in cash	(236,189)	55,301	(528,474)	(17,380)

Cash, beginning of the period	480,990	10,070	773,275	82,751

Cash, end of the period	$244,801	$65,371	$244,801	$65,371

Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these consolidated financial statements

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional
				Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
September 30, 2014	986,500.570	$863,134	$—	$26,738,696	$(26,550,270)	$1,051,560
Common shares issued for debt conversion	3,842,000	3,842	—	191,258	—	195,100
Common shares issued for services	318,141	318	—	18,770	—	19,088
Net loss for the period	—	—	—	—	(269,067)	(269,067)
Balance at March 31, 2015	990,660,711	$867,294	$759,721	$26,948,724	$(26,819,337)	$996,681
Common shares issued for debt conversion	22,188,930	22,189	91,721	1,075,894	—	1,189,804
Common shares issued for services	6,808,727	6,809	755,000	332,992	—	1,094,801
Shares to be issued for Anti-dilution Clause (Note 4)	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(1,342,701)	(1,342,701)
Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585
Common shares issued for debt conversion	9,697,500	9,698	(87,000)	476,178	—	398,876
Common shares issued for services	1,100,000	1,100	—	53,900	—	55,000
Shares to be issued for Anti-dilution Clause (Note 4)	10,000,000	10,000	—	490,000	—	500,000
Net loss for the period	—	—	—	—	(1,248,263)	(1,248,263)
Balance at March 31, 2016	1,040,455,868	$917,090	$759,721	$29,377,687	$(29,410,300)	$1,644,198

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

March 31, 2016

(Expressed in U.S. Dollars)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

VOIP PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. The Company’s registered office is located at 10900 NE 4th Street, Suite 2300, Bellevue, Washington in the United States of America.

Since March 2004, the Company has been developing technology and patents related to VoIP related processes. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited (“Digifonica”), a private company incorporated on September 7, 2004 in Gibraltar.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2016, had an accumulated deficit of $29,410,300 (September 30, 2015 - $28,162,038). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2016, Digifonica had no activities.

Use of Estimates

The preparation of these consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Where estimates have been used financial results as determined by actual events could differ from those estimates.

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $244,801 and $773,275 in cash on March 31, 2016 and September 30, 2015, respectively.

Intangible Assets

Intangible assets, consisting of Intellectual VoIP communication patent properties are recorded at cost and amortized over the assets estimated life on a straight line basis. Management considers factors such as remaining life of the patents, technological usefulness and other factors in estimating the life of the assets.

The carrying value of intangible assets are reviewed for impairment by management of the Company at least annually or upon the occurrence of an event which may indicate that the carrying amount may be less than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets and liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash is classified as Level 1 at March 31, 2016 and September 30, 2015.

The Company classifies its financial instruments as follows: Cash is classified as held for trading, and is measured at fair value. Accounts payable and accrued expenses are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the asset and liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest expense and for penalties in general and administrative expenses. The Company’s income tax returns are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period. To calculate diluted loss per share the Company uses the treasury stock method and the If-converted method.

For the period ended March 31, 2016 and September 30, 2015 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the consolidated financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in income or expense.

Stock based compensation

The Company recognizes compensation expense for all stock-based payments made to employees, directors and others based on the estimated fair values of its common stock on the date of issuance.

The Company determines the fair value of the share-based compensation payments granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either the date at which a commitment for performance to earn the equity instrument is reached or the date the performance is complete.

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations.

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.  One of the operating accounts had a cash value of $244,801 as of March 31, 2016 which did not exceed the Federal Deposit Insurance Corporation insurance limit of $250,000.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update(ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted it beginning with the period ended September 30, 2015.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern." The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt in not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying interim consolidated financial statements.

NOTE 4. INVESTMENT IN DIGIFONICA (INTERNATIONAL) LIMITED

The Company acquired Digifonica in December 2013. Pursuant to the terms in the Share Purchase Agreement (the “SPA”) the Company acquired 100% of Digifonica for cash and common shares of the Company from the Seller (the “Seller”). The SPA included an Anti-Dilution Clause (the “Anti-dilution Clause”) that requires the Company to maintain the Sellers percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares.

The assets acquired through the acquisition were VoIP related patented technology. This patented technology includes patents for Lawful Intercept, routing, billing, rating mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

Shares issued pursuant to the Anti-dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account. As at September 30, 2015, the Company accrued 18,839,786 common shares to be issued at $0.05 per share, valued at $941,989 to the Seller of Digifonica pursuant to the Anti-dilution Clause.

During the six months ended March 31, 2016 the Company issued 10,000,000 common shares at $0.05 per share, valued at $500,000 and had accrued 8,839,786 common shares at $0.05 per share, valued at $441,989 to the seller of Digifonica pursuant to the Anti-dilution Clause.

NOTE 5. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight line basis.

A summary of intangible assets as of March 31, 2016 and September 30, 2015 is as follows:

	March 31, 2016	September 30, 2015
VoIP Intellectual property and patents	$1,582,426	$1,438,018
Accumulated amortization	(279,478)	(229,107)
Net book value	$1,302,948	$1,208,911

There were no disposals of any intangible assets in the years presented.

There was a non-cash acquisition expense of $500,000 related to the issuance of additional shares to the seller of Digifonica (See Note 4).

NOTE 6. RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2016 the Company incurred $13,958 (2015 - $46,528) in legal fees paid to a Director in his capacity as legal counsel. Of this amount, $5,000 was paid by the issuance of shares for services.

During the six months ended March 31, 2016 the Company paid $50,000 (2015 – Nil) for professional fees and services, issuing 1,000,000 Common shares in the capital stock of the Company to an officer of the Company.

Included in Shares to be issued as at March 31, 2016 is $650,000 (2015 - $nil) for unpaid Officers and Directors fees and $90,000 (2015 - $nil) for professional fees & services paid to a director for consulting services provided.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended March 31, 2016 and 2015, the Company paid $nil income taxes and $nil in interest.

NOTE 8. CONVERTIBLE DEBENTURES

The Company routinely issues convertible debentures with no interest rates that are due on demand. The convertible debentures are convertible at fixed conversion rates. See note 9 for details of common shares issued during the year from the conversion of convertible debentures.

NOTE 9. SHARE CAPITAL

Capital Stock Authorized:

1,101,000,000 common voting shares with a par value of $0.001 each

1,000,000 convertible preferred shares with a par value of $0.01 each

During the year ended September 30, 2015, the Company issued 26,030,930 common shares valued between $0.05 - $0.08 per common share to convert $1,293,183 of convertible debentures.

During the year ended September 30, 2015, the Company issued 7,126,868 common shares valued between $0.05 - $0.06 per common share for services received.

During the three months ended December 31, 2015, the Company issued 10,000,000 common shares at $0.05 per common share to the seller of Digifonica pursuant to the Anti-dilution Clause.

During the three months ended December 31, 2015 the Company issued 1,840,000 common shares valued between $0.05 - $0.06 per common share to convert $1,800,000 of convertible debentures.

During the three months ended December 31, 2015, the Company issued 1,100,000 common shares valued at $0.05 per common share for services received.

During the three months ended March 31, 2016, the Company issued 7,857,500 common shares valued at $0.05 per common share to convert $392,875 of convertible debentures. As at March 31, 2016 the Company has $759,721 to be settled through shares-to-be-issued at $0.05 per common share for services received during the year ended September 30, 2015.

NOTE 10. CONTINGENT LIABILITIES

The Company is party to three pending litigation cases as follows:

i)	Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director (the “defendant”) in fiscal 2013 and accounted for at a cost of $1,443,000. The Company resolved to freeze the common shares as the Company believes that the shares were issued as settlement of a line of credit that the Company believes to have been legally unsupported. The defendant alleges that the freeze and the Company’s actions constituted fraud and a breach of securities laws. The Company denies any wrongdoing. Currently the State Case is entering the discovery phase of litigation and the outcome is undeterminable.

ii)	Voip-Pal.com Inc. v Richard Kipping, et al (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

On July 2, 2015, the Company filed a case against a former director, a shareholder and the company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. The proceedings in the Federal Case have been stayed pending a final determination of the issues in the State Case. The outcome of the case is undeterminable.

iii)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp (Case No. 2:16-VC-00271)

In February, 2016, the Company filed claims totaling $7 Billion in patent infringement lawsuits in the United States District Court, District of Nevada against several major telephone and media-related companies. The Company followed the filings by initiating discussions with the defendants in each suit.

Subsequent to the period, on May 9, 2016 these lawsuits were officially served to the three defendant companies.

NOTE 11. SEGMENTED INFORMATION

The Company operates in one reportable segment being the acquisition and development of VoIP-related intellectual property including patents and technology. All intangible assets are located in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the quarterly period ended March 31, 2016 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three months ending March 31, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements

CORPORATE HISTORY, OVERVIEW AND PRINCIPAL BUSINESS

VOIP-PAL.com Inc. (“Voip-Pal”, the ”Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. and changed its name to VOIP MDI.com in 2004 and subsequently to Voip-Pal.Com Inc. in 2006. Since March 2004, the Company has been in the development stage of becoming a VoIP re-seller, a provider of a proprietary transactional billing platform tailored to the points and air mile business, and a provider of anti-virus applications for smartphones. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited, a private company incorporated on September 7, 2004 in Gibraltar.

Voip-Pal is a technical leader in the broadband Voice-over-Internet Protocol (“VoIP”) market with the ownership and continuing development of a portfolio of leading-edge VoIP Patents. Voip-Pal’s primary products are VoIP-related patented technology. The Company has spent several years testing and developing this technology. The Company is currently seeking to monetize the patents through a corporate transaction, an asset sale, or licensure of its products.

Voip-Pal’s intellectual property value is derived from ten issued USPTO patents. Voip-Pal inventions described in these patents provide the means to integrate VoIP services with any of the legacy telecommunications systems to create a seamless service using either legacy telephone numbers or IP addresses, and enhance the performance and value of VoIP implementations worldwide.

Voice over IP (Internet Protocol), or VoIP, has been and continues to be a green field for innovation that has spawned numerous inventions, greatly benefitting consumers large and small across the globe. VoIP is used in many places and by every modern telephony system vendor, network supplier, and retail and wholesale carrier.

Results of Operations

The Company’s operating costs consist of expenses incurred to monetizing, selling and licensing its VoIP patents. Other operating costs include expenses for legal, accounting and other professional fees, financing costs, and other general and administrative expenses.

Comparison of the Three Months and Six Month Ending March 31, 2016 and 2015

	Three months ending March 31		Increase/
	2016	2015	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(510,900)	(159,572)	351,328	220%
Amortization of intangible assets	(25,186)	(27,718)	(2,532)	-9%
Write-down acquisition costs	—	—	—	—
Net loss	$(536,086)	$(187,290)	$348,796	186%

	Six months ending March 31		Increase/
	2016	2015	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(697,891)	(269,067)	(428,824)	159%
Amortization of intangible assets	(50,372)	(50,954)	582	-1%
Write-down acquisition costs	(500,000)	—	(500,000)	—
Net loss	$(1,248,263)	$(320,021)	$(928,242)	290%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and six month periods ending March 31, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2016 totaled $510,900 compared to $159,572 during the same period in 2015.  The increase in general and administrative expenses of $351,328, or 220% more than the previous year, was primarily due to higher legal, website development, and stock based compensation paid out by the Company during the period ended March 31, 2016.

General and administrative expenses for the six months ending March 31, 2016 totaled $697,891 compared to $269,067 during the same period in 2015. The increase in general and administrative expenses of $428,824 or 159% more than the previous year, was primarily due to higher legal and patent related expenses paid out by the company during the period ended March 31, 2016.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending March 31, 2016 totaled $25,186 compared to $27,718 during the same period in 2015. The decrease in amortization expenses of $2,532, or -9% over the previous period was due to the full amortization reached on certain intangible assets in the prior period.

Amortization of the intellectual VoIP communications patent properties for the six months ending March 31, 2016 totaled $50,372 compared to $50,954 during the same period in 2015, The decreased in amortization expenses of $582, or -1% over the previous period was due to the full amortization reached on certain intangible assets in the prior period.

There was a $500,000 write-down of intangible costs related to common shares issued to the Seller of Digifonica pursuant to the Anti-dilution Clause (see note 4) during the six months ended March 31, 2016. There was no impairment or write-down of intangible assets by the Company for the same period ended December 31, 2014.

The Company follows GAAP (FAS 142) and is amortizing its intangibles over the remaining patent life of twelve (12) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

INTEREST EXPENSE

The Company had no financing or interest costs for the three or six month periods ending March 31, 2016 and 2015.

NET LOSS

The Company reported a net loss of $536,086 for the three months ended March 31, 2016 compared to a net loss of $187,290 for the same period in 2015.  The net loss increase of $348,796, or 186% over the same period in 2015 was due primarily to an increase in legal and patent related expenses.

The Company reported a net loss of $1,248,263 for the six months ended March 31, 2016 compared to a net loss of $ 320,021 for the same period on 2015, The net loss increase of $ 928,242, or 290%, over the same period In 2015 was due primarily to the write down of acquisition cost of $500,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company had an accumulated deficit of $28,874,214 as compared to an accumulated deficit of $26,550,271 at March 31, 2015. As of March 31, 2016, the Company had a working capital surplus of $341,250 as compared to a working capital surplus of $4,064 at March 31, 2015. The increase in the Company’s working capital surplus of $337,186 was primarily due to the sale of common stock during the year ended September 30, 2015 which increased the Company’s cash account as of March 31, 2016.

Net cash used by operations for the three months ending March 31, 2016 and 2015 was $629,065 and $122,072, respectively. The increase in net cash used for the three months ending March 31, 2016 as compared to the three months ending March 31, 2015 was primarily due to an increase in legal and patent related expenses and other general and administrative costs.

Net cash used by operations for the six months ending March 31, 2016 and 2015 was $784,041 and $231,568, respectively. The increase in net cash used for the six months ending March 31, 2016 as compared to the six months ending March 31, 2015 was primarily due to an increase in legal and patent related expenses and other general and administrative costs.

Net cash used in investing activities for the three months ending March 31, 2016 and 2015 was $(Nil) and $(Nil). Net cash provided in financing activities for the three months ending March 31, 2016 and 2015 was $392,876 and $177,373, respectively. The increase in net cash provided by financing activities of $215,502 was primarily due to an increase in shares issued for cash during the period ended March 31, 2015.

Net cash used in investing activities for the six months ending March 31, 2016 and 2015 was $(143,309) and $(Nil). The increase in cash used in investing activities was due to increased expenditures on patents for the period ended March 31, 2016. Net cash provided in financing activities for the six months ending March 31, 2016 and 2015 was $396,876 and $214,188, respectively. The increase in net cash provided by financing activities of $182,688 was primarily due to an increase in shares issued for cash during the period ended March 31, 2015.

Liquidity

The Company primarily finances its operations from cash received through the exercise of convertible loans from investors and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next 12 months.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ending March 31, 2016. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management's assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2016:

1)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.
2)	Lack of an independent audit committee. Although the Board of Directors serves an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.
3)	Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect such controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the current quarter for our legal proceedings that were not disclosed in our registration statement on Form 10 filed on April 22, 2016. For a full disclosure of legal proceedings, please reference our Form 10 registration.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

During the period ending March 31, 2016, the Company issued 4,457,500 shares of common stock at the price of $0.05 per share to several individuals in debt conversions. During the same period, the Company issued 3,000,000 shares to two individuals for services rendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 16, 2016	By: /s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 16, 2016	By: /s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer

