Form 10-Q
period 2016-06-30
Voip-pal.com Inc
filed 2016-08-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 000-55613

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2016, there were 1,051,380,868 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

	As at	As at
	June 30, 2016	Sept 30, 2015

ASSETS

CURRENT

Cash	$182,856	$773,275
Prepaid Expense	67,500	—

NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,277,779	1,208,911

TOTAL ASSETS	$1,528,135	$1,982,186

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$17,527	$43,601

TOTAL LIABILITIES	17,527	43,601

STOCKHOLDERS’ EQUITY

SHARE CAPITAL (Note 9)	917,464	896,292
ADDITIONAL PAID-IN CAPITAL (Note 9)	29,720,857	28,357,610
SHARES TO BE ISSUED (Note 9)	759,721	846,721
DEFICIT (Note 9)	(29,887,434)	(28,162,038)

TOTAL EQUITY	1,510,608	1,938,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,528,135	$1,982,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended June 30, 2016

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

EXPENSES

Amortization (Note 5)	$25,168	$27,718	$75,540	$83,154
Officers and Directors Fees (Note 6)	8,571	54,500	51,000	129,528
Legal fees (Note 6)	59,722	136,423	290,358	261,531
Office & general	42,024	28,077	152,163	79,760
Patent application expense	186,975	—	362,289	—
Professional fees & services (Note 6)	256,630	23,420	396,002	40,669
Stock-based compensation (Note 10)	398,044		398,044	—
		—
Total expenses	977,134	270,138	1,725,396	594,642

NET LOSS AND COMPREHENSIVE LOSS	$(977,134)	$(270,138)	$(1,725,396)	$(594,642)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,050,830,868	994,885,711	1,050,830,868	994,885,711

The accompanying notes are an integral part of these consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended June 30, 2016

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
Cash Flows from Operating Activities
Net loss	$(977,134)	$(270,138)	$(1,725,396)	$(594,642)
Add items not affecting cash:
Shares issued for services	92,400	18,150	147,400	52,588
Amortization	25,168	27,718	75,540	83,154
Stock-based compensation	398,044	—	398,044	—

Changes in non-cash working capital:
Accounts payable	(43,897)	7,424	(26,070)	7,425
Prepaid Expense	(67,500)	—	(67,500)	—
Cash Flows used in Operations	(572,919)	(216,846)	(1,197,982)	(451,475)

Cash Flows from Investing Activities
Investment in Intangible Assets	—	—	(144,408)	—
Cash Flows Used In Investing Activities	—	—	(144,408)	—

Cash Flows from Financing Activities
Proceeds from convertible debentures	241,974	177,000	482,975	394,250
Proceeds from common shares issued	269,000	—	269,000	—
Cash Flows from Financing Activities	510,974	177,000	751,975	394,250

Decrease in cash	(61,945)	(39,846)	(590,417)	(57,225)

Cash, beginning of the period	244,801	65,371	773,275	82,750

Cash, end of the period	$182,856	$25,525	$182,856	$25,525

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

			Shares to be	Additional
	Common Shares		Issued	Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2014	986,500,570	$863,134	$—	$26,738,696	$(26,550,270)	$1,051,560

Common shares issued for debt conversion	7,382,000	7,382	—	364,718	—	372,100
Common shares issued for services	1,003,141	1,003	—	49,535	—	50,538
Net loss for the period	—	—	—	—	(594,642)	(594,642)

Balance at June 30, 2015	994,885,771	$871,519	$—	$27,152,949	$(27,144,912)	$879,556

Common shares issued for debt conversion	18,648,930	18,649	91,721	902,434	—	1,012,804
Common shares issued for services	6,123,727	6,124	755,000	302,227	—	1,063,351
Common shares issued for Anti-dilution Clause (Note 4)	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(1,017,126)	(1,017,126)

Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585

Common shares issued in a private placement	6,725,000	6,725	—	262,275	—	269,000
Common shares issued for debt conversion	9,147,500	9,147	(87,000)	560,828	—	482,975
Common shares issued for services	5,300,000	5,300	—	142,100	—	147,400
Common shares issued for Anti-dilution Clause (Note 4)	10,000,000	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	398,044	—	398,044
Net loss for the period	—	—	—	—	(1,725,396)	(1,725,396)

Balance at June 30, 2016	1,050,830,868	$917,464	$759,721	$29,720,857	$(29,887,434)	$1,510,608

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

NOTE 1.	NATURE AND CONTINUANCE OF OPERATIONS

VOIP PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. The Company’s registered office is located at 10900 NE 4th Street, Suite 2300, Bellevue, Washington in the United States of America.

Since March 2004, the Company has been developing technology and patents related to VoIP-related processes. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited (“Digifonica”), a private company incorporated on September 7, 2004 in Gibraltar.

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at June 30, 2016, had an accumulated deficit of $29,887,434 (September 30, 2015 - $28,162,038). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2015. Operating results for the nine-month period ended June 30, 2016 may not necessarily be indicative of the results for the year ending September 30, 2016. The accompanying interim condensed consolidated financial statements have been prepared in accordance with US GAAP.

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2016, Digifonica had no activities.

Use of Estimates

The preparation of these interim condensed consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Where estimates have been used financial results as determined by actual events could differ from those estimates.

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $182,856 and $773,275 in cash on June 30, 2016 and September 30, 2015, respectively.

VOIP-PAL.com Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The fair value of cash is classified as Level 1 at June 30, 2016 and September 30, 2015.

The Company classifies its financial instruments as follows: Cash is classified as held for trading, and is measured at fair value. Accounts payable and accrued expenses are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

VOIP-PAL.com Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

For the period ended June 30, 2016 and September 30, 2015 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.  One of the operating accounts had a cash value of $182,856 as of June 30, 2016 which did not exceed the Federal Deposit Insurance Corporation insurance limit of $250,000.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying interim consolidated financial statements.

VOIP-PAL.com Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

NOTE 4.	INVESTMENT IN DIGIFONICA

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

The assets acquired through the acquisition were VoIP-related patented technology. This patented technology includes patents for Lawful Intercept, routing, billing, rating mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

Shares issued pursuant to the Anti-dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account. As at September 30, 2015, the Company accrued 18,839,786 common shares to be issued at $0.05 per share, valued at $941,989 to the Seller of Digifonica pursuant to the Anti-Dilution Clause.

During the nine months ended June 30, 2016 the Company issued 10,000,000 common shares at $0.05 per share, valued at $500,000 and recorded as share issuance cost within the Additional Paid-in Capital account. As at June 30, 2016, the Company has accrued 8,839,786 common shares at $0.05 per share, valued at $441,989 to the seller of Digifonica pursuant to the Anti-Dilution Clause.

NOTE 5.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight line basis.

A summary of intangible assets as of June 30, 2016 and September 30, 2015 is as follows:

	June 30, 2016	September 30, 2015
VoIP Intellectual property and patents	$1,582,426	$1,438,018
Accumulated amortization	(304,647)	(229,107)
Net book value	$1,277,779	$1,208,911

There were no disposals of any intangible assets in the years presented.

NOTE 6.	RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2016 the Company incurred $13,958 (2015 - $46,528) in legal fees paid to a Director in his capacity as legal counsel, $51,000 (2015 - $27,000) in officer fees, and $120,500 (2015 - $80,500) paid to officers and directors for professional fees and services.

Included in Shares to be issued as at June 30, 2016 is $650,000 (2015 - $nil) for unpaid Officers and Directors fees and $90,000 (2015 - $nil) for professional fees & services paid to a director for consulting services provided.

NOTE 7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended June 30, 2016 and 2015, the Company paid $nil income taxes and $nil in interest.

NOTE 8.	CONVERTIBLE DEBENTURES

The Company routinely issues convertible debentures with no interest rates that are due on demand. The convertible debentures are convertible at fixed conversion rates. See note 9 for details of common shares issued during the year from the conversion of convertible debentures.

VOIP-PAL.com Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized:

1,100,000,000 common voting shares with a par value of $0.001 each

1,000,000 convertible preferred shares with a par value of $0.01 each

During the year ended September 30, 2015, the Company issued 26,030,930 common shares valued between $0.05 and $0.08 per common share to convert $1,384,904 of convertible debentures, and 7,126,868 common shares valued between $0.05 and $0.06 per common share for services received.

During the nine months ended June 30, 2016, the Company issued 6,725,000 common shares at a price of $0.04 per common share in a private placement of common stock for gross proceeds of $269,000, 9,147,000 common shares valued at $0.04 and $0.05 per common share on conversion of debentures totaling $482,975, 5,300,000 common shares at $0.0275 per common share for services received totaling $147,400, and 10,000,000 common shares at $0.05 per common share to the seller of Digifonica pursuant to the Anti-dilution Clause. As at June 30, 2016 the Company has $759,721 to be settled through shares-to-be-issued at $0.05 per common share for services received during the year ended September 30, 2015.

During the nine months ended June 30, 2016, the Company granted 14,000,000 incentive stock options to purchase common shares of the Company at a price of $0.06 per common share for a period of five years to several consultants of the Company. The options were granted under the incentive stock option plan adopted by the Company in June, 2016 (see Note 10 ’Stock Option Plan’ below). The incentive stock options were valued and recorded at $398,044 using the Black Scholes method for pricing options.

NOTE 10.	STOCK-BASED COMPENSATION

Stock Option Plan

During the nine months ended June 30, 2016, in order to provide incentive to directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the “Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, it was determined by the board of directors that the Company requires a stock option plan under which it is able to grant incentive stock options to such Service Providers. The Company put in place an Incentive Stock Option Plan (the “Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company. The maximum term of options granted under the Plan cannot exceed ten years.

During the nine month period ended June 30, 2016, the Company granted options under the Plan to several of its consultants to purchase 14,000,000 common shares in the capital stock of the Company at an exercise price of $0.06 per common share for a period of five years from the date of grant. 8,000,000 of the options granted vest immediately, with the balance to vest within one year of the date of grant.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2016: risk-free rate of 0.52%, expected life of 5 years, annualized historical volatility of 68.8% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options issued under the plan was $398,044 ($nil – 2015).

The weighted-average grant-date fair value of options granted during the nine-months ended June 30, 2016 was $0.03 (2015 - $nil). The total intrinsic value of options exercised during the nine months ended June 30, 2016 was $nil (2015 - $nil).

NOTE 11.	SEGMENTED INFORMATION

The Company operates in one reportable segment being the acquisition and development of VoIP-related intellectual property including patents and technology. All intangible assets are located in the United States of America.

VOIP-PAL.com Inc.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – prepared by management)

June 30, 2016

(Expressed in U.S. Dollars)

NOTE 12.	CONTINGENT LIABILITIES

Litigation

The Company is party to pending litigation cases as follows:

i)	Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

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

ii)	Voip-Pal.com Inc. v Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

On July 2, 2015, the Company filed suit against a former director, a shareholder and the company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. The proceedings in the Federal Case have been stayed pending a final determination of the issues in the State Case. The outcome of the case is undeterminable.

iii)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against four major telecommunications and media-related companies, claiming a combined $7,200,000,000 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases have not yet commenced. The outcome of these cases is undeterminable.

Inter Partes Reviews

In other legal actions related to Item iii above, the Company is involved in three Inter Partes Review (“IPR”) cases before the Patent Trial and Appeal Board of the United States Patent and Trademark Office, as follows:

-	Unified Patents Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01082, Reviewing Patent No. 8,542,815

-	Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

-	Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

The Inter Partes Review allows the Patent Trial and Appeal Board to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The outcome of these IPRs is undeterminable.

Performance Bonus Payable

During the nine months ended June 30, 2016, the board of directors of the Company authorized the Company to provide a performance bonus of up to 3% of the capital stock of the Company (the “Performance Bonus”) by way of the issuance of common shares from its treasury to an as yet undetermined group of related and non-related parties upon the successful completion of a purchase and sale of the Company or a major licensing transaction, defined as a bonusable event. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonusable event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations. As at June 30, 2016, no bonusable event has occurred and there is no Performance Bonus currently payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the quarterly period ended June 30, 2016 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three months ending June 30, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

VOIP-PAL.com Inc. (“Voip-Pal”, the “Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. and changed its name to VOIP MDI.com in 2004 and subsequently to Voip-Pal.Com Inc. in 2006. Since March 2004, the Company has been in the development stage of becoming a VoIP re-seller, a provider of a proprietary transactional billing platform tailored to the points and air mile business, and a provider of anti-virus applications for smartphones. All business activities prior to March 2004 have been abandoned and written off to deficit.

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

Comparison of the Three Months and Six Month Ending June 30, 2016 and 2015

	Three months ending June 30		Increase/
	2016	2015	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(951,966)	(242,420)	709,546	293%
Amortization of intangible assets	(25,168)	(27,718)	(2,532)	-9%
Write-down acquisition costs	—	—	—	—
Net loss	$(977,134)	$(270,138)	$706,995	262%

	Nine months ending June 30		Increase/
	2016	2015	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(1,649,856)	(511,488)	1,138,368	223%
Amortization of intangible assets	(75,540)	(83,154)	(7,614)	-9%
Write-down acquisition costs	—	—	—	—
Net loss	$(1,725,396)	$(594,642)	$1,130,754	190%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and six month periods ending June 30, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2016 totaled $951,966 compared to $242,420 during the same period in 2015.  The increase in general and administrative expenses of $709,546, or 293% more than the previous year, was primarily due to higher legal, website development, patent related expenses paid out by the Company and the issuance of $398,044 of stock-based compensation under the Company’s Stock Option Plan during the period ended June 30, 2016.

General and administrative expenses for the nine months ending June 30, 2016 totaled $1,649,856 compared to $511,488 during the same period in 2015. The increase in general and administrative expenses of $1,138,368 or 223% more than the previous year, was primarily due to higher legal and patent-related expenses paid out by the Company and the issuance of $398,044 of stock-based compensation under the Company’s Stock Option Plan during the period ended June 30, 2016.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending June 30, 2016 totaled $25,168 compared to $27,718 during the same period in 2015. The decrease in amortization expenses of $2,550, or -9% over the previous period was due to the full amortization reached on certain intangible assets in the prior period.

Amortization of the intellectual VoIP communications patent properties for the nine months ending June 30, 2016 totaled $75,540 compared to $83,154 during the same period in 2015. The decrease in amortization expenses of $7,614, or -9% over the previous period was due to the full amortization reached on certain intangible assets in the prior period.

The Company follows GAAP (FAS 142) and is amortizing its intangibles over the remaining patent life of twelve (12) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica.

INTEREST EXPENSE

The Company had no financing or interest costs for the three or six month periods ending March 31, 2016 and 2015.

NET LOSS

The Company reported a net loss of $977,134 for the three months ended June 30, 2016 compared to a net loss of $270,138 for the same period in 2015.  The net loss increase of $706,996, or 262% over the same period in 2015 was due primarily to an increase in legal, patent related expenses, and issuance of stock based compensation under the Company’s Stock Option plan.

The Company reported a net loss of $1,725,396 for the nine months ended June 30, 2016 compared to a net loss of $594,642 for the same period in 2015. The net loss increase of $1,130,754, or 190%, over the same period in 2015 was due primarily to an increase in legal, patent related expenses and issuance of stock-based compensation under the Company’s Stock Option plan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had an accumulated deficit of $29,887,434, as compared to an accumulated deficit of $27,061,758 at June 30, 2015. As of June 30, 2016, the Company had a working capital surplus of $232,829 as compared to a working capital surplus of $59,443 at June 30, 2015. The increase in the Company’s working capital surplus of $173,386 was primarily due to the sale of common stock during the year ended September 30, 2015 which increased the Company’s cash account as of June 30, 2016.

Net cash used by operations for the three months ending June 30, 2016 and 2015 was $415,044 and $216,846, respectively. The increase in net cash used for the three months ending June 30, 2016 as compared to the three months ending June 30, 2015 was primarily due to an increase in legal and patent related expenses and other general and administrative costs.

Net cash used by operations for the nine months ending June 30, 2016 and 2015 was $1,176,386 and $451,475, respectively. The increase in net cash used for the nine months ending June 30, 2016 as compared to the nine months ending June 30, 2015 was primarily due to an increase in legal and patent related expenses and other general and administrative costs.

Net cash used in investing activities for the three months ending June 30, 2016 and 2015 was $(Nil) and $(Nil). Net cash provided in financing activities for the three months ending June 30, 2016 and 2015 was $353,099 and $177,000, respectively. The increase in net cash provided by financing activities of $176,099 was primarily due to an increase in shares issued for cash during the period ended June 30, 2015.

Net cash used in investing activities for the nine months ending June 30, 2016 and 2015 was $(144,408) and $(Nil). The increase in cash used in investing activities was due to increased expenditures on patents for the period ended June 30, 2016. Net cash provided in financing activities for the nine months ending June 30, 2016 and 2015 was $751,975 and $394,250, respectively. The increase in net cash provided by financing activities of $357,725 was primarily due to an increase in shares issued for cash during the period ended June 30, 2015.

Liquidity

The Company primarily finances its operations from cash received from the private placement of common shares, through the exercise of convertible loans from investors and by the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next 12 months.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ending June 30, 2016. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2016:

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect such controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than noted below, there have been no material developments during the current quarter for our legal proceedings that were disclosed in our registration statement on Form 10 filed on April 22, 2016. For a full disclosure of legal proceedings, please reference our Form 10 registration or Note 11 of the Financial Statements contained in this report.

Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against four major telecommunications and media-related companies, claiming a combined $7,200,000,000 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases have not yet commenced. The outcome of these cases is undeterminable.

Inter Partes Reviews

In other legal actions related to proceeding above, the Company is involved in three Inter Partes Review (“IPR”) cases before the Patent Trial and Appeal Board of the United States Patent and Trademark Office, as follows:

-	Unified Patents Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01082, Reviewing Patent No. 8,542,815

-	Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

-	Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

The Inter Partes Review allows the Patent Trial and Appeal Board to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The outcome of these IPRs is undeterminable.

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

During the period ending June 30, 2016, the Company issued 1,250,000 shares of common stock at the price of $0.04 per share to individuals in debt conversions. During the same period, the Company issued 2,400,000 shares for services rendered.

During the period ending June 30, 2016, the Company issued 6,725,000 shares of common stock at a price of $0.04 to foreign accredited investors. These transactions were exempt from securities registration as provided by Regulation S of the Securities Act for sales made outside of the United States.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 12, 2016	By: /s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 12, 2016	By: /s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer