Form 10-K
period 2016-09-30
Voip-pal.com Inc
filed 2017-01-11
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2016

or

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The market value of the voting stock held by non-affiliates was $46,435,694 based on 663,367,056 shares held by non-affiliates. These computations are based upon the closing sales price of $0.08 per share of the Company on OTC Markets, Inc. on March 31, 2016.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 9, 2017
Common Stock, $0.001 par value per share	1,072,187,534

PART I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

In this Annual Report, references to “VoIP-Pal,” “VPLM,” the “Company,” “we,” “us,” and “our” refer to VoIP-Pal.Com Inc., the Registrant.

This Annual Report on Form 10-K (this “Annual Report” or this “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual report are forward looking statements, including, without limitation, statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. These forward-looking statements may be, but are not always, identified by their use of terms and phrases such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” “could” and “potential,” and similar terms and phrases, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the risks described under the “Risk Factors” section of this Annual Report and other sections of this report, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Annual Report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether because of new information, subsequent events or circumstances, changes in expectations or otherwise.

Item 1.	Business.

The Company was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. and changed its name to VOIP MDU.com in 2004 and subsequently to VoIP-Pal.Com Inc. in 2006. Since March 2004, the Company has been in the development stage of becoming a VoIP re-seller, a provider of a proprietary transactional billing platform tailored to the points and air mile business, and a provider of anti-virus applications for smartphones. In 2013, Voip-Pal acquired Digifonica International (DIL) Limited (“Digifonica”), to fund and co-develop Digifonica’s patent suite.

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

Digifonica was founded in 2003 with the vision that the internet would be the future of all forms of telecommunications. Digifonica assembled a team of twenty top engineers with expertise in Linux and Internet telephony, who set out to develop solutions for future connectivity using the internet. The team developed and wrote a software suite that would later be patented by the USPTO with applications that provided solutions for five core areas of internet connectivity:

●	Routing, Billing and Rating

●	Lawful Intercept

●	Short Number Dialing (Enhanced 911)

●	Mobile Gateway

●	Uninterrupted Mobile Prototype

In order to properly test the applications, Digifonica built and operated three production nodes in Vancouver, Canada (Peer 1), London, UK (Teliasonera), and Denmark. The Company has a pilot system available for test and demonstration as part of its current technology activities.

Upon successfully developing the technology, Digifonica filed for patents with the USPTO. All of Digifonica’s patents have been allowed. Thorough prior art searches have found there to be no existing prior art. On August 27, 2015, the USPTO allowed the last of Digifonica’s ten major patents. Voip-Pal considers patent US 8,542,815 “Producing routing messages for voice over IP communications” and its continuation patent, US 2013-0329722 (Application 13/966096, Notice of Allowance 8/27/2015), to be fundamental.

Due to the fundamentality of Digifonica’s Routing, Billing and Rating patent and its messaging continuation patent, usage of the technology may be widespread throughout a variety of telecommunications applications. Accordingly, Voip-Pal and Digifonica consider themselves to have a stake among the vast subscribership which utilizes its routing and call classification technology for all applicable voice, messaging and internet payments employing messaging routing classifications. The Company is currently seeking to monetize the patents through a sale or licensure.

The Issuer’s primary and secondary SIC Codes are 4813 and 4899.

The Issuer’s fiscal year end date is September 30.

Principal Products or Services

Voip-Pal’s intellectual property value is derived from ten issued USPTO patents; including five parent patents, one of which is foundational and the others build upon the former. Voip-Pal inventions described in these patents provide the means to integrate VoIP services with any of the Telco systems to create a seamless service using either Legacy telephone numbers or IP addresses, and enhance the performance and value of VoIP implementations worldwide. Voip-Pal patented technology provides: Universal numbering ubiquity; Network value as defined by Metcalfe; the imperative of interconnect, termination, and recompense for delivery of calls by other networks; Regulatory compliance in regulated markets; Interconnection of VoIP networks to mobile and fixed networks; and Maintenance of uninterrupted VoIP calls across fixed, mobile, and Wi-Fi networks.

Voice over IP (Internet Protocol), or VoIP, has been and continues to be a greenfield for innovation that has spawned numerous inventions, greatly benefitting consumers large and small across the globe. Brands such as Vonage, Skype, and Magic Jack are well-known retail VoIP implementations. However, VoIP is used in many other places that we may not realize and by practically every modern telephony system vendor, network supplier, and retail and wholesale carrier.

Whether a call is placed directly through a VoIP service retailer or a long-distance call is made over a traditional phone system or mobile carrier, it is likely that VoIP is employed somewhere in the stream. In everyday communications VoIP is rapidly expanding towards ubiquity. Wherever a metered VoIP call is routed, it is likely already benefitting from a Voip-Pal invention.

About Voip-Pal’s Patents

Lawful Intercept (LI): (“Intercepting VoIP communications and other data communications”) US Patent Application, Publication No. 20100150138, (Link to Lawful Intercept USPTO filing): This patent was issued on April 16, 2013 as US Patent No. 8,422,507. Lawful Intercept Continuation patent application was filed with the USPTO. This Continuation leverages patented technology for instant and text messages, and inherits the same Priority date of November 29, 2007. A Response in Europe has also been filed. Lawful Intercept is a revolutionary technology that addresses the national and international demands by governments to enable law agencies the ability to perform scheduled and live intercepts on VoIP telephone conversations. Network Service providers such as Skype may soon want to be in compliance with government regulations regarding Lawful Intercept. The advantage of this patent is that it is truly undetectable by the intercept target; as opposed to many prior art technologies. Various governments are considering legislating Lawful Intercept as a mandatory technology for any VoIP provider.

Routing, Billing and Rating engine (RBR): (“Producing routing messages for VoIP communications”) US Patent Application, Publication No. 20100150328, (Link to RBR USPTO filing): This patent was issued on September 24, 2013, as US Patent No. 8,542,815. A Response to Europe has also been filed. The Company believes that this patent application technology will be the foundation of any modern commercial VoIP system. It is an essential patent to all VoIP communications. RBR has taken millions of investment dollars and several years to develop and solidify into perhaps the most important architectural solution for VoIP.

Mobile Gateway: US Patent Application, Publication No. 20110122827, (Link to Mobile Gateway USPTO filing): This patent was issued on January 14, 2014 as US Patent No. 8,630,234. The Company believes that Mobile Gateway technology can be applied to any modern cell phone allowing Internet calls to be transparent for the users. All current commercial techniques for making cell phone Internet calls require the users to make additional actions, which are not necessary with the Mobile Gateway patent application. Mobile Gateway is a sophisticated application that uses a telephone’s existing mobile network and accesses local reserved phone numbers from the call origination site, thus enabling the user to make a long distance or international call at the local call billing rate.

Enhanced 911: (“Emergency Assistance calling for VoIP communications”) US Patent Application, Publication No. 20100172345, (Link to Enhanced 911 USPTO filing): This patent was issued on September 17, 2013 as US Patent No. 8,537,805. Enhanced 911 technology satisfies the major requirement for the emergency response system which is the ability to call back the person making an emergency call to 9-1-1 in the event of a dropped connection. Currently 70% of all emergency calls to 9-1-1 are made via mobile or VoIP telephones and that number continues to increase. The major challenge for emergency response personnel is the ability to trace the call from a 911 mobile or VoIP caller since wireless telephones are not linked to a fixed location or address

Advanced Interoperability Solutions: (“Uninterrupted Transmission of Internet Protocol Transmissions during Endpoint Changes”) US Patent Application, Publication No. 20120170574, (Link to Advanced Interoperability Solutions USPTO filing): This patent was issued on March 18, 2014 as US Patent No. 8,675,566. This technology demonstrates the future of Internet voice communication – calls should not be dropped when roaming from one transport provider to another. The Uninterrupted Transmission technology allows for seamless transition from one Internet access point to another providing continuous, uninterrupted connectivity of a mobile device.

Allocating Charges for Communications Services: US Patent Application, Publication No. 20140016764 (Link to Allocating Charges for Communications Services USPTO filing): This patent was issued on July 8, 2014 as US Patent No. 8,774,378, as a continuation to US Patent No. 8,542,815 (RBR). The technology protected by this patent strengthens the RBR patent and enhances the billing aspect of the RBR and its implementation. The Company believes that this technology will play a vital role as VoIP communications replaces legacy telephony and new fees and tariffs are assessed. System vendors, network providers, and mobile carriers are able to utilize this routing and metering technology to make VoIP more manageable and reliable.

Intercepting Voice Over IP Communications and Other Data Communications: US Patent Application, Publication No. 20130229950 A1 (Link to Intercepting Voice Over IP Communications and Other Data Communications); This patent was issued on September 22, 2015 as US Patent No. 9,143,608, as a continuation to Lawful Intercept, Patent No. 8,422,507. The technology associated with this newly allowed patent application strengthens the original Lawful Intercept patent and broadens the scope of its practical implementation. It provides a means to not only stealthily intercept phone calls, but also SMS, (text messages) MMS, (multimedia or picture messages) and video chat in real time.

Uninterrupted Transmission of Internet Protocol Transmissions during Endpoint Changes: US Patent Application, Publication No. 2014-0153477 A1 (Link to Uninterrupted Transmission of Internet Protocol Transmissions During Endpoint Changes); This patent was issued on October 6, 2015 as US Patent No. 9,154,417, as a continuation to the Advanced Interoperability Solutions, Patent No. 8,675,566. The technology associated with this newly allowed patent strengthens the parent patent in its implementation to maintain seamless communication and transition from one internet access point to another providing continuous, uninterrupted connectivity of a mobile device

Determining a Time to Permit a Communications Session to be Conducted: US Patent Application, Publication No. 2014-0010119 A1 (Link to Determining a Time to Permit a Communications Session to be Conducted); This patent was issued on September 15, 2015 as US Patent No. 9,137,385, as a continuation to US Patent No. 8,542,815 (RBR). The technology protected by this patent strengthens the RBR patent and enhances the timing aspect of the RBR and its implementation. The Company believes the technology protected by the RBR patent and its continuation patents are foundational to all forms of VoIP communications.

Producing Routing Messages for Voice Over IP Communications (RBR Messaging Continuation): US Patent Application, Publication No. 2013-0329722 A1 (Link to Producing Routing Messages for Voice Over IP Communications); This patent was issued on November 3, 2015 as US Patent No. 9,179,005 as a continuation to US Patent No. 8,542,815 (RBR). The technology associated with this newly allowed patent strengthens the parent patent with regards to messaging. With the rapid rise of messaging as a principal form of communication, the Company believes this messaging continuation patent and the parent RBR patent are foundational to VoIP communications. Preceding the allowance of this patent the Company successfully completed a thorough and extensive prior art search to assure patent integrity.

Intercepting Voice Over IP Communications and Other Data Communications: US Patent Application, Publication No. 20150358470A1 (Link to Intercepting Voice Over IP Communications and Other Data Communications) A third notice of allowance by the USPTO was mailed for this patent Application No. 14/802,929 on July 25, 2016. It is the second continuation to the parent Lawful Intercept, Patent No. 8,422,507, and the third in the Lawful Intercept group of patents. The technology associated with this newly allowed patent application strengthens the original Lawful Intercept patent and the previously issued continuation in that it broadens the scope of their practical implementation. The patent provides a means to stealthily intercept VoIP phone calls, SMS, (text messages) MMS, (multimedia or picture messages) and video chat in real time. The ability to stealthily intercept messaging could play a vital role in security, counter-terrorism efforts and law enforcement. Over the past several years messaging has become the leading form of wireless communication with billions of text messages sent each day and trillions each year.

Uninterrupted Transmission of Internet Protocol Transmissions during Endpoint Changes: US Patent Application, Publication No. 2015-0327320 A1 (Link to Uninterrupted Transmission of Internet Protocol Transmissions During Endpoint Changes); A third notice of allowance by the USPTO was mailed for this patent Application No. 14/802,872 on August 17, 2016. It is the second continuation to the parent Uninterrupted Transmission of Internet Protocol Transmissions During Endpoint Changes, Patent No. 8,675,566, and the third in the Advanced Interoperability Solutions group of patents. The technology associated with this newly allowed patent strengthens the parent patent and the previously issued continuation in their implementation to maintain seamless communication and transition from one internet access point to another providing continuous, uninterrupted connectivity of a mobile device. The demand for uninterrupted connectivity provided by this group of patents continues to increase significantly with the rise of Mobile Virtual Network Operators (MVNO) which rely on uninterrupted call transfer as they provide calling and data services using multiple carriers and Wi-Fi networks allowing calls to transition from Wi-Fi connections to cell phone networks seamlessly.

Emergency Assistance Calling for Voice Over IP Communications Systems: US Patent Application, Publication No. 2013-0329864A1 (Link to Emergency Assistance Calling for Voice Over IP Communications Systems); A notice of allowance by the USPTO was mailed for this patent Application No. 13/968,217 on April 6, 2016. It is the first continuation to the parent Enhanced 911: (“Emergency Assistance calling for VoIP communications”) Patent No. 8,537,805. The technology associated with this newly allowed patent strengthens the parent patent. The Enhanced 911 technology satisfies the major requirement for the emergency response system which is the ability to call back the person making an emergency call to 9-1-1 in the event of a dropped connection. Currently 70% of all emergency calls to 9-1-1 are made via mobile or VoIP telephones and that number continues to increase. The major challenge for emergency response personnel is the ability to trace the call from a 911 mobile or VoIP caller since wireless telephones are not linked to a fixed location or address.

Expiration Dates for VoIP-Pal Active U.S. Patent Matters as of January 1, 2017

Filing Date/Nat’l Phase Entry Filing Date	Application /Patent Number	Title/Subject	Status	Expiration
05/03/2010	8,422,507	INTERCEPTING VOICE OVER IP COMMUNICATIONS AND OTHER DATA COMMUNICATIONS	Issued	6/22/2028
15/04/2013	9,143,608	INTERCEPTING VOICE OVER IP COMMUNICATIONS AND OTHER DATA COMMUNICATIONS	Issued	11/29/2026
17/07/2015	14/802929	INTERCEPTING VOICE OVER IP COMMUNICATIONS AND OTHER DATA COMMUNICATIONS	Pending	Pending
01/03/2010	8,542,815	PRODUCING ROUTING MESSAGES FOR VOICE OVER IP COMMUNICATIONS	Issued	3/3/2030
13/08/2013	9,179,005	PRODUCING ROUTING MESSAGES FOR VOICE OVER IP COMMUNICATIONS	Issued	1/31/2027
17/09/2013	9,137,385	DETERMINING A TIME TO PERMIT A COMMUNICATIONS SESSION TO BE CONDUCTED	Issued	5/31/2027
17/09/2013	8,774,378	ALLOCATING CHARGES FOR COMMUNICATIONS SERVICES	Issued	11/2/2026
07/07/2014	14/325181	ALLOCATING CHARGES FOR COMMUNICATIONS SERVICES	Pending	Pending
14/09/2015	14/853705	DETERMINING A TIME TO PERMIT A COMMUNICATIONS SESSION TO BE CONDUCTED	Pending	Pending
07/10/2015	14/877570	PRODUCING ROUTING MESSAGES FOR VOICE OVER IP COMMUNICATIONS	Pending	Pending
05/03/2010	8,537,805	EMERGENCY ASSISTANCE CALLING FOR VOICE OVER IP COMMUNICATIONS SYSTEMS	Issued	12/27/2028
15/08/2013	13/968217	EMERGENCY ASSISTANCE CALLING FOR VOICE OVER IP COMMUNICATIONS SYSTEMS	Pending	Pending
27/01/2011	8,630,234	MOBILE GATEWAY	Issued	7/1/2029
24/09/2013	14/035806	MOBILE GATEWAY	Pending	Pending
16/03/2012	8,675,566	UNINTERRUPTED TRANSMISSION OF INTERNET PROTOCOL TRANSMISSIONS DURING ENDPOINT CHANGES	Issued	4/3/2032
27/11/2013	9154417	UNINTERRUPTED TRANSMISSION OF INTERNET PROTOCOL TRANSMISSIONS DURING ENDPOINT CHANGES	Issued	9/17/2029
17/07/2015	14/802872	UNINTERRUPTED TRANSMISSION OF INTERNET PROTOCOL TRANSMISSIONS DURING ENDPOINT CHANGES	Pending	Pending

Amount Spent on Research and Development

For the two years ended September 30, 2016, the Company has incurred no research and development expenses.

Employees

We have one full time employee. The Company utilizes various consultants and contractors for other services.

Emerging Growth Company Status

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, have elected to comply with certain reduced public company reporting requirements for future filings.

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

●	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

●	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934, as amended;

●	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

●	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

●	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. We will retain “emerging growth company” status until the earliest of:

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)	the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934, as amended.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act of 1933, as amended, will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as the Company are only required to provide two years of financial statements);

(ii)	selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as the Company are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(iii)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting. Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act of 1933, as amended, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period. This may make comparison of the Company’s financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Item 1A.	Risk Factors.

The company qualifies as a smaller reporting company and is not required to provide the information required by this Item.

Item 2.	Properties.

The Company does not lease any properties or facilities, other than the office space leased for administrative purposes through Regus Management Group LLC.

Item 3.	Legal Proceedings.

The Company is party to the following legal proceedings:

Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No. A-15-717491-C) filed in Clark County District Court (the “State Case”). On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director (the “defendant”) in fiscal 2013 and accounted for at a cost of $1,443,000. The Company resolved to freeze the common shares as the Company believes that the shares were issued as settlement of a line of credit that the Company believes to have been legally unsupported. The defendant alleges that the freeze and the Company’s actions constituted fraud and a breach of securities laws. The Company denies any wrongdoing. Currently the State Case is entering the discovery phase of litigation and the outcome is undeterminable.

Voip-Pal.com Inc. v. Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”). On July 2, 2015, the Company filed a case against a former director, a shareholder and the company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. The proceedings in the Federal Case have been stayed pending a final determination of the issues in the State Case. The outcome of the case is undeterminable.

Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-VC-00271) in the United States District Court, District of Nevada. In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16-VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The outcome of the cases is undeterminable. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the resolution of two Inter Partes Reviews (“IPR”), as follows:

-   Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

-   Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada. Subsequent to the year ended September 30, 2016, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16-CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of each of the patent actions is undeterminable.

Inter Partes Reviews

In other legal actions related to Item iii above, the Company is involved in three Inter Partes Reviews (“IPR”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The reviews are:

-   Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, Reviewing Patent No. 8,542,815

-   Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

-   Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 8,542,815

Subsequent to the year ended September 30, 2016, on December 8, 2016, the petition by Unified Patents Inc. was not instituted by the PTAB.

With respect to the two Apple petitions, the IPRs were instituted on November 21, 2016. The outcome of these IPRs is undeterminable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our stock is quoted with the OTC Markets Group, Inc. This is not considered a market, and, therefore, there is currently no public market for our Common Stock.

Holders

We had approximately 322 record holders of our common stock as of September 30, 2016 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest our profits to grow our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

Securities Authorized for Issuance Under Equity Compensation Plans

During the year ended September 30, 2016, to provide incentive to directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the “Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, it was determined by the board of directors that the Company requires a stock option plan under which it can grant incentive stock options to such Service Providers. The Company put in place an incentive Stock Option Plan (the “Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company. The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

During the year ended September 30, 2016, the Company granted options under the Plan to several of its consultants to purchase 28,000,000 common shares in the capital stock of the Company at an exercise price of $0.06 per common share for a period of five years from the date of grant. 16,000,000 of the options granted vest immediately and are exercisable as at September 30, 2016, with the balance to vest within one year of the date of grant. 14,000,000 options expire on June 24, 2021 and 14,000,000 expire on September 6, 2021. There were no other stock options outstanding or granted.

Recent Sales of Unregistered Securities

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Securities Issued for Services Rendered

During the year ended September 30, 2014, the Company issued 18,850,000 shares of common stock at prices between $0.07 and $0.12 per share to various individuals or entities for services rendered.

During the year ended September 30, 2015, the Company issued 7,126,868 shares of common stock at prices between $0.05 and $0.06 per share to various individuals or entities for services rendered.

During the year ended September 30, 2016, the Company issued 16,357,500 shares of common stock at prices between $0.03 and $0.05 per share to various individuals or entities for services rendered.

Securities Issued for Convertible Debt or in Settlement of Debt

During the year ended September 30, 2014, the Company issued 120,473,667 shares of common stock at prices between $0.01 and $0.12 per share to various individuals or entities to settle $1,532,320 of convertible debt.

During the year ended September 30, 2015, the Company issued 26,030,930 shares of common stock at prices between $0.05 and $0.08 per share to various individuals or entities to settle $1,293,183 of convertible debt.

During the year ended September 30, 2016, the Company issued 8,873,333 shares of common stock priced between $0.03 and $0.05 per share to various individuals or entities to settle $326,000 of convertible debt.

During the year ended September 30, 2016, the Company issued 10,000,000 shares of common stock at $0.05 per share to a director of the Company in settlement of $500,000 of an account payable.

Securities Issued for Cash Proceeds

During the year ended September 30, 2014, the Company issued 3,350,000 shares of common stock at $0.08 per share to various individuals or entities for cash proceeds of $268,000 from private placements.

During the year ended September 30, 2016, the Company issued 10,458,333 shares of common stock at $0.04 per share to various individuals or entities for cash proceeds of $381,000 from private placements.

Item 6.	Selected Financial Data.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This MD&A for the year ending September 30, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements

Overview

VOIP-PAL.com Inc. (“Voip-Pal”, “the Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. and changed its name to VOIP MDI.com in 2004 and subsequently to Voip-Pal.Com Inc. in 2006. Since March 2004, the Company has been in the development stage of becoming a VoIP re-seller, a provider of a proprietary transactional billing platform tailored to the points and air mile business, and a provider of anti-virus applications for smartphones. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited, a private company incorporated on September 7, 2004 in Gibraltar.

Voip-Pal is a technical leader in the broadband Voice-over-Internet Protocol (“Voice over IP” or “VoIP”) market with the ownership and continuing development of a portfolio of leading-edge VoIP patents. Voip-Pal’s primary products are VoIP-related patented technology. The Company has spent several years testing and developing this technology. The Company is currently seeking to monetize the patents through a corporate transaction, an asset sale, or licensure of its products.

Voip-Pal’s intellectual property value is derived from ten issued and four pending United States Patent and Trademark Office (USPTO) patents. Voip-Pal inventions described in these patents provide the means to integrate VoIP services with any of the legacy telecommunications systems to create a seamless service using either legacy telephone numbers or IP addresses, and enhance the performance and value of VoIP implementations worldwide.

Voice over IP has been and continues to be a greenfield for innovation that has spawned numerous inventions, greatly benefitting consumers large and small across the globe. VoIP is used in many places and by every modern telephony system vendor, network supplier, and retail and wholesale carrier.

Liquidity and capital resources

As of September 30, 2016, the Company had an accumulated deficit of $31,636,143 as compared to an accumulated deficit of $28,162,038 at September 30, 2015. As of September 30, 2016, the Company had a working capital surplus of $49,028 as compared to a working capital surplus of $729,674 at September 30, 2015. The decrease in the Company’s working capital surplus of $680,646 was primarily due to higher operating expenses incurred during the year, which decreased the Company’s cash account as of September 30, 2016.

Net cash used by operations for the twelve months ending September 30, 2016 and 2015 was $1,244,762 and $404,788, respectively. The increase in net cash used for the twelve months ending September 30, 2016 as compared to the twelve months ending September 30, 2015 was primarily due to higher operating expenses incurred during the year.

Net cash used in investing activities for the twelve months ending September 30, 2016 and 2015 was $114,398 and $289,591. The decrease in cash used in investing activities of $175,193 was due to decreased net investment cost in 2016. Net cash provided by financing activities for the twelve months ending September 30, 2016 and 2015 was $707,000 and $1,384,904, respectively. The decrease in net cash provided by financing activities of $677,904 was primarily due to a decrease in shares issued for cash and shares to be issued for cash and services during 2016.

Liquidity

The Company primarily finances its operations from funds raised by way of private placement of its Common shares, cash received through the exercise of convertible loans from investors, and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next twelve months.

Results of operations

The Company’s operating costs consist of expenses incurred to monetizing, selling and licensing its VoIP patents. Other operating costs include expenses for patent development and acquisition, legal, accounting and other professional fees, financing costs, and other general and administrative expenses.

Comparison of Twelve Months Ending September 30, 2016 and 2015

	Twelve months ending September 30		Increase / (Decrease)
	2016	2015		Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(3,344,737)	(1,505,378)	1,839,359	122%
Amortization of intangible assets	(129,368)	(106,390)	22,978	22%
Net loss	$(3,474,105)	$(1,611,768)	$1,862,337	115%

Revenues, Cost of Revenues and Gross Margin

The Company had no revenues, cost of revenues or gross margin for the twelve months ending September 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses for the twelve months ending September 30, 2016 totaled $3,344,737 compared to $1,505,378 during the same period in 2015.  The increase in general and administrative expenses of $1,839,359, or 122% more than the previous year, was primarily due to higher legal fees, stock-based compensation, and patent consulting expenses paid out by the Company during the year ended 2016.

Amortization of Intangible Assets

Amortization of intellectual VoIP communications patent properties for the twelve months ending September 30, 2016 totaled $129,368 compared to $106,390 during the same period in 2015. The increase in amortization expenses of $22,978, or 22% over the previous year was due to full amortization reached on patent-related intangible assets and an increase in of patent-related intangible assets added during the period ended September 30, 2016.

There was no impairment or write-down of intangible assets by the Company for the twelve months ending September 30, 2016 and 2015. The Company follows GAAP (FAS 142) and is amortizing its intangibles over the remaining patent life of twelve (12) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

Interest Expense

The Company had no interest costs for the twelve-months ending September 30, 2016 and 2015.

Net Loss

The Company reported a net loss of $3,474,105 for the year ended September 30, 2016 compared to a net loss of $1,611,768 for the same period in 2015.  The net loss increase of $1,862,337, or 115% over the same period in 2015, was primarily due to higher legal fees, stock-based compensation, and patent consulting expenses paid out by the Company during the year ended 2016.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the twelve months ending September 30, 2016. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

VOIP-PAL.com Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year ending September 30, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com, Inc.

We have audited the accompanying consolidated financial statements of Voip-Pal.com, Inc. (the “Company”), which comprise the consolidated balance sheets of Voip-Pal.com, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voip-Pal.com, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Voip-Pal.com, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Voip-Pal.com, Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

January 6, 2017

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6

Telephone (604) 687-0947 Davidson-co.com

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2016	2015

ASSETS

CURRENT

Cash	$121,115	$773,275
Prepaid expense	71,250	—
Legal retainer	100,000	—
	292,365	773,275
NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,193,941	1,208,911

TOTAL ASSETS	$1,486,306	$1,982,186

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$243,337	$43,601

TOTAL LIABILITIES	243,337	43,601

STOCKHOLDERS’ EQUITY

SHARE CAPITAL (Note 9)	933,108	896,292
ADDITIONAL PAID-IN CAPITAL (Note 9)	30,882,963	28,357,610
SHARES TO BE ISSUED (Note 9)	1,063,041	846,721
DEFICIT	(31,636,143)	(28,162,038)
	1,242,969	1,938,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,486,306	$1,982,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2016	September 30, 2015

EXPENSES

Amortization (Note 5)	$129,368	$106,390
Officers and Directors fees (Note 6)	713,000	815,528
Legal fees (Note 6)	201,065	103,235
Office & general	187,424	104,815
Patent consulting fees	853,060	—
Professional fees & services (Note 6)	439,894	481,800
Stock-based compensation (Note 10)	950,294	—

Total expenses	3,474,105	1,611,768

NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(3,474,105)	$(1,611,768)
Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,041,024,918	988,567,485

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(3,474,105)	$(1,611,768)
Add items not affecting cash:
Stock-based compensation	950,294	—
Shares issued for services	1,121,195	1,113,889
Amortization	129,368	106,390

Changes in non-cash working capital:
Legal retainer	(100,000)
Accounts payable and accrued liabilities	199,736	(13,299)
Prepaid expense	(71,250)	—
Cash Flows Used in Operations	(1,244,762)	(404,788)

Cash Flows from Investing Activities

Investment in VoIP patents	(114,398)	(289,591)
Cash Flows Used in Investing Activities	(114,398)	(289,591)

Cash Flows from Financing Activities
Proceeds from convertible debentures	326,000	1,384,904
Proceeds from private placement	381,000	—
Cash Flows Provided by Financing Activities	707,000	1,384,904

Increase / (Decrease) in cash	(652,160)	690,525

Cash, beginning of the year	773,275	82,750

Cash, end of the year	$121,115	$773,275

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2014	986,500,570	$863,134	$—	$26,738,696	$(26,550,270)	$1,051,560

Shares issued for debt conversion	26,030,930	26,031	91,721	1,267,152	—	1,384,904
Shares issued for services	7,126,868	7,127	755,000	351,762	—	1,113,889
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Net loss for the year	—	—	—	—	(1,611,768)	(1,611,768)

Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585

Shares issued in a private placement	10,458,333	10,458	—	370,542	—	381,000
Shares issued as finder’s fees	1,126,667	1,127	—	(1,127)	—	—
Shares issued for debt conversion	8,873,333	8,873	(87,000)	404,127	—	326,000
Shares issued for services	16,357,500	16,358	303,320	801,517	—	1,121,195
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	950,294	—	950,294
Net loss for the year	—	—	—	—	(3,474,105)	(3,474,105)

Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1.          NATURE AND CONTINUANCE OF OPERATIONS

VOIP-PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September, 1997 as All American Casting International, Inc. The Company’s registered office is located at 10900 NE 4th Street, Suite 2300, Bellevue, Washington in the United States of America.

Since March 2004, the Company has been developing technology and patents related to voice over internet protocol (VoIP) processes. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited (“Digifonica”), a private company incorporated on September 7, 2004 in Gibraltar.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at September 30, 2016, had an accumulated deficit of $31,636,143 (September 30, 2015 - $28,162,038). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

Additionally, as the Company’s stated objective is to monetize its patent suite through the licensing or sale of its intellectual property (IP), the Company being forced to litigate or to defend its IP claims through litigation casts significant doubt on its future to continue as a going concern.  IP litigation is generally a costly process, and in the absence of revenue the Company must raise capital to continue its own defense and to validate its claims – in the event of a failure to defend its patent claims, either because of lack of funding, a court ruling against the Company or because of a protracted litigation process, there can be no assurance that the Company will be able to raise additional capital to pay for an appeals process or a lengthy trial.  The outcome of any litigation process may have a significant adverse effect on the Company’s ability to continue as a going concern.

NOTE 2.          BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3.          SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2016, Digifonica had no activities.

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

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $121,115 and $773,275 in cash on September 30, 2016 and 2015, respectively.

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

The fair value of cash is classified as Level 1 at September 30, 2016 and 2015.

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

For the years ended September 30, 2016 and 2015 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Stock-based compensation

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

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations. Stock option expense is recognized over the vesting period of the options.

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.  As of September 30, 2016 the Company’s bank operating account balances were less than the Federal Deposit Insurance Corporation Insurance Limit of $250,000.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements-Going Concern.” The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require evaluation of every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt in not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4.          PURCHASE OF DIGIFONICA

The Company acquired Digifonica in December 2013. Pursuant to the terms in the Share Purchase Agreement (the “SPA”) the Company acquired 100% of Digifonica from the seller (the “Seller”) for a cash payment of $1,000,000 ($800,000 paid at closing) and 389,023,561 common shares of the Company. The assets acquired through the acquisition were VoIP-related patented technology, including patents for Lawful Intercept, routing, billing and rating, mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that requires the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account (Note 6 and 9).

NOTE 5.          INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight line basis. A summary of intangible assets as of September 30, 2016 and 2015 is as follows:

	2016	2015
VoIP Intellectual property and patents	$1,552,416	$1,438,018
Accumulated amortization	(358,475)	(229,107)
Net book value	$1,193,941	$1,208,911

There were no disposals of any intangible assets in the years presented.

NOTE 6.          RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company paid or accrued $713,000 (2015 - $815,528) to Officers and Directors, of which $500,000 was paid to the CEO by the issuance of 10,000,000 common shares (Note 9). The balance was paid or accrued as follows: CEO fees of $90,000 (2015 - $250,000), CFO fees of $60,000 (2015 - $50,000), President fees of $24,000 (2015 - $220,000), Chairman fees of $12,000 (2015 - $18,000) and other Directors fees of $27,000 (2015 - $277,528). During the year ended September 30, 2016, the Company paid or accrued $73,068 (2015 - $21,900) for professional fees and services and $125,000 (2015 - $22,975) in legal fees paid or accrued to a Director in his capacity as legal counsel. The Company granted 2,000,000 stock options to the CFO of the Company, resulting in $66,789 (2015 - $Nil) of stock-based compensation.

Included in Shares to be issued as at September 30, 2016 is $902,000 (2015 - $650,000) for unpaid Officer and Director fees, $80,000 (2015 - $90,000) for professional fees & services paid to a director for consulting services provided. Also, $942,645 (2015 - $941,989) is accrued to the Seller of Digifonica for the Anti-Dilution Clause (Note 4).

NOTE 7.          SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2016, the Company paid $nil (2015 - $nil) in income taxes and $nil (2015 - $nil) in interest.

NOTE 8.          CONVERTIBLE DEBENTURES

The Company routinely issues convertible debentures with no interest rates that are due on demand. The convertible debentures are convertible at fixed conversion rates. See Note 9 for details of Common shares issued during the year from the conversion of convertible debentures.

NOTE 9.          SHARE CAPITAL

Capital Stock Authorized and Issued:

–   1,200,000,000 common voting shares authorized with a par value of $0.001 each of which 1,056,474,201 shares are issued

–   1,000,000 convertible preferred shares authorized with a par value of $0.01 each of which nil shares are issued

2016 Issues

During the year ended September 30, 2016, the Company issued 8,873,333 common shares priced between $0.03-$0.05 per common share to convert $326,000 of convertible debentures.

During the year ended September 30, 2016, the Company issued 16,357,500 common shares priced between $0.03-$0.05 per common share for services received valued at $1,121,195.

During the year ended September 30, 2016, the Company issued 10,458,333 common shares at $0.04 per common share for cash proceeds of $381,000 from private placements. The Company issued 1,126,667 common shares priced between $0.03 - $0.04 per common share as finder’s fees valued at $39,800.

During the year ended September 30, 2016, the Company issued 10,000,000 common shares at $0.05 per common share to a director of the Company and is included in Officers and Directors fees (Note 6).

2015 Issues

During the year ended September 30, 2015, the Company issued 26,030,930 common shares priced between $0.05 - $0.08 per common share to convert $1,293,183 of convertible debentures.

During the year ended September 30, 2015, the Company issued 7,126,868 common shares priced between $0.05 - $0.06 per common share for services received valued at $358,889.

Shares to be Issued

During the year ended September 30, 2016, the Company accrued 8,159,426 of Shares to be Issued valued between $0.03-$0.07 per share for services and consulting, valued at $303,320.

As at September 30, 2016, there are 23,353,846 (2015 – 14,800,000) common shares to be issued that are accrued for professional services provided to the Company valued at $1,058,320 (2015 - $755,000), of which 21,281,903 (2015 – 14,800,000) common shares are accrued to management and related parties. As at September 30, 2016, $4,721 (2015 - $91,721) was included in common shares to be issued for cash received in advance of common shares being issued.

As at September 30, 2016 there are 23,566,119 (2015 – 18,839,736) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Note 4 and 6), valued at $942,645 (2015 - $941,989).

Subsequent Issues

Subsequent to the year ended September 30, 2016 the Company:

- Issued 9,233,333 common shares at $0.03 per common share to raise gross proceeds of $275,000 from private placements.

- Issued 333,333 common shares at $0.03 per common share to convert $10,000 of convertible debentures.

- Issued 3,746,667 common shares at $0.03 per common share as finder’s fees.

NOTE 10.           STOCK-BASED COMPENSATION

Stock Option Plan

During the year ended September 30, 2016, in order to provide incentive to directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the ”Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, it was determined by the board of directors that the Company requires a stock option plan under which it is able to grant incentive stock options to such Service Providers. The Company put in place an incentive Stock Option Plan (the ”Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company. The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

During the year ended September 30, 2016, the Company granted options under the Plan to several of its consultants to purchase 28,000,000 common shares in the capital stock of the Company at an exercise price of $0.06 per common share for a period of five years from the date of grant. 16,000,000 of the options granted vest immediately and are exercisable as at September 30, 2016, with the balance to vest within one year of the date of grant. 14,000,000 options expire on June 24, 2021 and 14,000,000 expire on September 6, 2021. There were no other stock options outstanding or granted.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2016: risk-free rate of 1.25%, expected life of 5 years, annualized historical volatility of 112.0% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options issued under the plan was $950,294 ($nil – 2015).

The weighted-average grant-date fair value of options granted during the year ended September 30, 2016 was $0.04 (2015 - $nil). The total intrinsic value of options exercised during the year ended September 30, 2016 was $nil (2015 - $nil).

Subsequent to the year ended September 30, 2016, the Company granted 3,450,000 stock options to various consultants of the Company exercisable at $0.06 each for a period of 5 years.

NOTE 11.          INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2016 and 2015, the Company had net operating loss carryforwards of approximately $20,546,000 and $15,637,000 respectively, to reduce Federal income tax liabilities through 2036.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2016	2015
Loss for the year	$(3,424,105)	$(1,611,768)
Expected income tax (recovery)	$(877,000)	$(407,000)
Change in statutory, foreign tax, foreign exchange rates and other	(266,000)	(140,000)
Permanent Difference	323,000	(324,000)
Change in unrecognized deductible temporary differences	820,000	871,000
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2016	Expiry Date Range	2015	Expiry Date Range
Temporary Differences
Intangible assets	$25,218,000	No expiry date	$30,033,000	No expiry date
Non-capital losses available for future period	$20,446,000	2033 to 2036	$15,637,000	2033 to 2035

Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 12.          SEGMENTED INFORMATION

The Company operates in one reportable segment being the acquisition and development of VoIP-related intellectual property including patents and technology. All intangible assets are located in the United States of America.

NOTE 13.          CONTINGENT LIABILITIES

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

iii)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The outcome of the cases is undeterminable. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the resolution of two Inter Partes Reviews (“IPR”), as follows:

- Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

- Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

iv)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

Subsequent to the year ended September 30, 2016, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of each of the patent actions is undeterminable.

Inter Partes Reviews

In other legal actions related to Item iii above, the Company is involved in three Inter Partes Reviews (“IPR”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The reviews are:

- Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, Reviewing Patent No. 8,542,815

- Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

- Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 8,542,815

Subsequent to the year ended September 30, 2016, on December 8, 2016, the petition by Unified Patents Inc. was not instituted by the PTAB.

With respect to the two Apple petitions, the IPRs were instituted on November 21, 2016. The outcome of these IPRs is undeterminable.

Performance Bonus Payable

During the year ended September 30, 2016, the board of directors authorized the Company to provide a performance bonus of up to 3% of the capital stock of the Company (the “Performance Bonus”) by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the successful completion of a purchase and sale of the Company or a major licensing transaction, defined as a bonusable event. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonusable event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations. As at September 30, 2016 and the date of this report, no bonusable event has occurred and there is no Performance Bonus currently payable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2016:

1)	Lack of segregation of duties. Now, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of an independent audit committee. Although the Board of Directors serves an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient number of independent directors. Now, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

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

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our directors and executive officers. Our executive officers were appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors and executive officers.

Name	Age	Position	Date

Dr. Colin Tucker	71	Director and Chairman	2013

Emil Malak	64	Director and Chief Executive Officer	2014

Dennis Chang	68	Director and President	2009

Professor Edwin Candy	72	Independent Director	2013

Dr. Ryan L. Thomas	62	Director	2015

D. Barry Lee	60	Chief Financial Officer	2015

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Dr. Colin Tucker was a founding member of Orange plc, a company he helped grow into a mobile network leader, generating billions in annual revenues and operating in six countries. Orange was sold to France Telecom for £25 billion (approximately $38 billion USD). Dr. Tucker has served as a Director and CEO of Hutchison 3G where in 2003, he oversaw the deployment of the first 3G mobile network in the UK. Under his leadership Hutchison later became one of the first mobile phone operators in the world to embrace VoIP, and offer mobile applications such as Skype, Facebook and eBay. Dr. Tucker has served on the boards of many companies over his distinguished career and was listed as one of the 8 key people to know in the Telecommunications sector by Financial Times.

Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by Voip-Pal in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

Dennis Chang has been the President of Voip-Pal.com Inc. since September 3, 2009. He was formerly a Sr. Business Management Consultant for Antares Corporation from January 2003 through November 2010.

Professor Edwin Candy was previously the Technology Director of Hutchison 3G until his retirement in 2009. At Hutchison, he was instrumental in the development of the most advanced 3G Networks operating across nine countries successfully introducing enterprise and I/P architectures into the cellular networks to provide mobile internet access. Prior to this he held Technology or Technical director positions in Orange, Hutchison Personal Communications, and Philips spin off companies in the UK and France as well as International Radio Systems Manager for Philips in the late 80’s. During his career he established a number of major technology and research programs including, the EU UMTs 3G program with twenty five industrial partners that led to the creation of 3G mobile systems and the TETRA digital standard for public safety communications. He has held a number of key Industrial posts including Chairman of the UK Government DTI UMTS Technical Advisory Group, Chairman of the GSMA PCN group charged with the integration of DSC 1800 with the GSM standard, and Founder and Chairman of the UMTs Forum. He currently holds a number of Non Exec positions in small wireless companies as well as operating his own technology consultancy business. He is a Fellow of the IET, a Senior Life Member of the IEEE, a Companion of the IREE Australia. He was a visiting Professor at Strathclyde University Scotland and Member of the University Court from 1995 until 2005.

Dr. Ryan L. Thomas is a licensed attorney in Utah and California, and has been in private practice since 1981. He is also currently an Associate Provost and Dean of Undergraduate Studies, Weber State University. Dr. Ryan Thomas has served as in-house counsel for the past two years. He has been practicing law since 1979 and has over 35 years of experience as a litigator. Dr. Thomas has a strong technological and computer science background and has extensive experience in patent law.

D. Barry Lee is the Founder and CEO of Equity One Capital Corporation, a financial management and consulting services company, and has served as such since 1999 to the present. He is also the Co-founder, Partner & CFO from 1991 to present of First Merit Group, a senior management and corporate financing company for private & public companies. He is a senior management consultant with 25 years of experience in all aspects of business, providing financial management, consulting and advisory services to private and public companies.

29

Item 11.	Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Price per Share	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total ($)
Dr. Colin Tucker	2016	$12,000	—	—	—	—	—	—	$12,000
Chairman	2015	$18,000	—	—	—	—	—	—	$18,000

Thomas Sawyer	2016	$—	—	—	—	—	—	—	$—
Former Chairman	2015	$65,500	—	1,616,900	$0.12	$194,028	—	—	$259,528
Former Director
(Aug 2013 – Sep 2015)
Emil Malak	2016	$90,000	—	—	—	—	—	—	$90,000
CEO & Director	2015	—	—	2,083,333	$0.12	$250,000	—	—	$250,000

Dennis Chang	2016	$24,000	—	500,000	$0.05	$15,000	—	$12,000	$51,000
President / Director	2015	$24,000	—	1,633,333	$0.12	$196,000	—	—	$220,000

Edwin Candy	2016	$12,000	—	—	—	—	—	—	$12,000
Director	2015	$18,000	—	—	—	—	—	—	$18,000

Ryan L. Thomas	2016	$—		100,000	$0.05	$5,000	—	$198,068	$203,068
Director	2015	$22,975	—	562,519	$0.05	$51,386	—	$22,975	$74,836

D. Barry Lee	2016	$60,000	—	—	—	—	$66,789	—	$126,789
CFO	2015	—	—	1,000,000	$0.05	$50,000	—	—	$50,000
(Sep 2015 to present)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding common stock and all officers and directors, as a group.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Dr. Colin Tucker The Old House Back Lane Oxhill, Warwickshire, CV350QN UK	6,000,000	Nil	0.56
Emil Malak Suite 41-42 Victoria House 26 Main Street Gibraltar, Gibraltar	Nil	362,063,561 (1)	33.77
Dennis Chang 1120 South 25th Street, #95 Mount Vernon, WA 98274	16,326,520	Nil	1.49
Professor Edwin Candy Suite 41-42 Victoria House 26 Main Street Gibraltar, Gibraltar	Nil	5,000,000 (2)	0.47
Dr. Ryan L. Thomas 2740 E 1700 N. Layton, UT 84040	1,217,064	Nil	0.11
D. Barry Lee Suite 283 - 1755 Robson Street Vancouver, BC V6G 3B7 Canada	2,000,000	Nil	0.14
Talisman Financial, Inc.(3) 76 Dean St. Belize City, Belize	70,000,000	Nil	6.53

(1)	These shares are held in the name of Digifonica Intellectual Properties (DIP) Limited in trust for Mr. Malak. Mr. Malak has sole voting power over Digifonica Intellectual Properties (DIP) Limited.

(2)	These shares are held in the name of Digifonica Intellectual Properties (DIP) Limited, over which Mr. Malak has sole control, in trust for Mr. Candy.

(3)	Justin West is the control person of Talisman Financial, Inc.

30

Item 13.	Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2016 the Company paid or accrued $713,000 (2015 - $815,528) to Officers and Directors, of which $500,000 was paid to the CEO by the issuance of 10,000,000 common shares (Note 9). The balance was paid or accrued as follows: CEO fees of $90,000 (2015 - $250,000), CFO fees of $60,000 (2015 - $50,000), President fees of $24,000 (2015 - $220,000), Chairman fees of $12,000 (2015 - $18,000) and other Directors fees of $27,000 (2015 - $277,528). During the year ended September 30, 2016, the Company paid or accrued $73,068 (2015 - $21,900) for professional fees and services and $125,000 (2015 - $22,975) in legal fees paid or accrued to a Director in his capacity as legal counsel. The Company granted 2,000,000 stock options to the CFO of the Company, resulting in $66,789 (2015 - $Nil) of stock-based compensation.

Included in Shares to be issued as at September 30, 2016 is $902,000 (2015 - $650,000) for unpaid Officer and Director fees, $80,000 (2015 - $90,000) for professional fees & services paid to a director for consulting services provided. Also, $942,645 (2015 - $941,989) is accrued to the Seller of Digifonica for the Anti-Dilution Clause

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” One of our five directors (see Item 6 above) is independent as defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2016 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal years ended September 30, 2016 were as follows:

	2015 to 2016
Audit Fees		$25,321
Audit-Related Fees		$8,692
Tax Fees	$	Nil
All Other Fees	$	Nil

Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements.

Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

31

The Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Davidson & Company LLP’s independence.

Item 15.	Financial Statements and Exhibits.

(a) Financial Statements. Our financial statements begin on page 14 of this registration statement.

(b) Exhibits. The following are furnished as exhibit hereto:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation	(Incorporated by reference to the Form 10 filed on April 22, 2016)

3.2	By-Laws	(Incorporated by reference to the Form 10 filed on April 22, 2016)

10.1	Digifonica Share Purchase Agreement	(Incorporated by reference to the Form 10 filed on June 14, 2016)

10.2	Incentive Stock Option Plan*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP-Pal.Com Inc.
Date: January 10, 2016

	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: January 10, 2016

	By:	/s/ Barry Lee
Barry Lee
Chief Financial Officer

32