Form 10-Q
period 2016-12-31
Voip-pal.com Inc
filed 2017-02-10
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2016

or

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

As of February 10, 2017, there were 1,080,312,534 shares of Common Stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	December 31,	September 30,
	2016	2016
	(unaudited)

ASSETS

CURRENT

Cash	$67,119	$121,115
Legal retainer	100,000	100,000
Prepaid expense	48,750	71,250
	215,869	292,365

NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,159,393	1,193,941

TOTAL ASSETS	$1,375,262	$1,486,306

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$87,902	$243,337

TOTAL LIABILITIES	$87,902	$243,337

STOCKHOLDERS’ EQUITY

SHARE CAPITAL (Note 9)	$948,821	$933,108
ADDITIONAL PAID-IN CAPITAL (Note 9)	31,444,240	30,882,963
SHARES TO BE ISSUED (Note 9)	1,063,041	1,063,041
DEFICIT	(32,168,742)	(31,636,143)
	1,287,360	1,242,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,375,262	$1,486,306

Nature and Continuance of Operations (Note 1)
Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

3

VOIP-PAL.com Inc.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited – prepared by management)
(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015

EXPENSES

Amortization	$34,548	$25,186
Officers and Directors Fees (Note 6)	53,100	568,000
Legal fees (Note 6)	89,619	13,959
Office & general	67,362	81,617
Patent consulting fees	90,000	—
Professional fees & services (Note 6)	80,880	23,415
Stock-based compensation (Note 10)	117,090	—

Total expenses	532,599	712,177

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(532,599)	$(712,177)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1, 064,989,925	1,001,004,451

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – prepared by management)
(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Cash Flows from Operating Activities
Net loss for the period	$(532,599)	$(712,177)
Add items not affecting cash:
Stock-based compensation	117,090	—
Shares issued for services and finder’s fees	112,400	555,000
Amortization	34,548	25,186

Changes in non-cash working capital:
Prepaid expense	22,500	—
Accounts payable	(155,435)	(21,885)
Cash Flows Used in Operating Activities	(401,496)	(153,876)

Cash Flows from Investing Activities
Investment in Intangible assets	—	(174,222)
Cash Flows Used in Investing Activities	—	(174,222)

Cash Flows from Financing Activities
Proceeds from convertible debentures	72,500	35,814
Proceeds from private placement	275,000	—
Cash Flows Provided by Financing Activities	347,500	35,814

Increase (decrease) in cash	(53,996)	(292,284)

Cash, beginning of the year	121,115	773,275

Cash, end of the year	$67,119	$480,991

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585
Shares issued for debt conversion	1,840,000	1,840	(87,000)	91,160	—	6,000
Shares issued for services	11,100,000	11,100	—	543,900	—	555,000
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(712,177)	(712,177)
Balance at December 31, 2015	1,032,598,368	$909,232	$759,721	$28,992,670	$(28,874,215)	$1,787,408
Shares issued in a private placement	10,458,333	10,458	—	370,542	—	381,000
Shares issued as finder’s fees	1,126,667	1,127	—	(1,127)	—	—
Shares issued for debt conversion	7,033,333	7,033	—	312,967	—	320,000
Shares issued for services	5,257,500	5,258	303,320	257,617	—	566,195
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	950,294	—	950,294
Net loss for the period	—	—	—	—	(2,761,928)	(2,761,928)
Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969
Shares issued for private placement	9,233,333	9,233	—	265,767	—	275,000
Shares issued for debt conversion	2,733,333	2,733	—	69,767	—	72,500
Shares issued for services & finder’s fees	3,746,667	3,747	—	108,653	—	112,400
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	117,090	—	117,090
Net loss for the period	—	—	—	—	(532,599)	(532,599)
Balance at December 31, 2016	1,072,187,534	$948,821	$1,063,041	$31,444,240	$(32,168,742)	$1,287,360

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at December 31, 2016, had an accumulated deficit of $32,168,742 (September 30, 2016 - $31,636,143). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

NOTE 3.          SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2016, Digifonica had no activities.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

NOTE 3.          SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $67,119 and $121,115 in cash on December 31, 2016 and September 30, 2016, respectively.

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

The fair value of cash is classified as Level 1 at December 31, 2016 and September 30, 2016.

The Company classifies its financial instruments as follows: Cash is classified as held for trading, and is measured at fair value. Accounts payable and accrued expenses are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

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

For the period ended December 31, 2016 and the year ended September 30, 2016 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the consolidated financial statements and measured at fair value regardless of the purpose or intent for holding them. We determine fair value of warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in income or expense.

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

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations. Stock option expense is recognized over the option’s vesting period.

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions. As of December 31, 2016 the Company’s bank operating account balances were less than the Federal Deposit Insurance Corporation Insurance Limit of $250,000.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements-Going Concern.” The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require evaluation of every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt in not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

NOTE 3.          SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on October 1, 2017 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard is not expected to have any impact on the Company’s financial statements.

In January 2016, FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning October 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the standard will have on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for the Company beginning October 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that requires the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 6 and 9).

NOTE 5.          INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight line basis. A summary of intangible assets as of December 31, 2016 and September 30, 2016 is as follows:

	December 31, 2016	September 30, 2016
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(393,023)	(358,475)
Net book value	$1,159,393	$1,193,941

There were no disposals of any intangible assets in the periods presented.

NOTE 6.          RELATED PARTY TRANSACTIONS

Included in accounts payable of $87,902 is $46,500 (September 30, 2016 - $Nil) due to related parties. During the period ended December 31, 2016, the Company paid or accrued $53,100 (2015 - $568,000) to Officers and Directors, of which $Nil (2015 - $500,000) was paid to the CEO by the issuance of Nil (2015 - 10,000,000) common shares. The balance was paid or accrued as follows: CEO fees of $22,500 (2015 – $22,500), CFO fees of $21,600 (2015 - $21,600), President fees of $9,000 (2015 - $9,000) and other Director fees of $Nil (2015 - $14,900). During the period ended December 31, 2016, the Company paid $Nil (2015 - $Nil) for professional fees and services and $Nil (2015 - $13,598) in legal fees paid to a Director in his capacity as legal counsel.

Included in Shares to be issued as at December 31, 2016 is $948,500 (September 30, 2016 - $902,000) for unpaid Officer and Director fees and $80,000 (September 30, 2016 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $1,126,605 (September 30, 2016 - $942,645) is accrued to the Seller of Digifonica for the Anti-Dilution Clause (Note 4).

NOTE 7.          SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2016, the Company paid $nil (2015 - $nil) in interest.

NOTE 8.          CONVERTIBLE DEBENTURES

The Company routinely issues convertible debentures with no interest rates that are due on demand. The convertible debentures are convertible at fixed conversion rates. See Note 9 for details of common shares issued during the period from the conversion of convertible debentures.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–  1,200,000,000 common voting shares authorized with a par value of $0.001 each of which 1,072,187,534 shares are issued

–  1,000,000 convertible preferred shares authorized with a par value of $0.01 each of which nil shares are issued

Subsequent to the period ended December 31, 2016, the Company increased its authorized common voting shares to 1,300,000,000 with a par value of $0.001.

Issues during the period ended December 31, 2016

During the period ended December 31, 2016, the Company issued 2,733,333 common shares priced between $0.025-$0.03 per common share to convert $72,500 of convertible debentures.

During the period ended December 31, 2016, the Company issued 3,746,667 common shares priced between $0.025-$0.03 per common share for services valued at $90,000 and finder’s fee valued at $22,400.

During the period ended December 31, 2016, the Company issued 9,233,333 common shares at $0.03 per common share for cash proceeds of $275,000 from private placements.

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

Shares to be Issued

As at December 31, 2016, there are 23,353,846 (September 30, 2016 – 23,353,846) common shares to be issued that are accrued for professional services provided to the Company valued at $1,058,320 (September 30, 2016 – $1,058,320), of which 21,281,903 (September 30, 2016 – 21,281,903) common shares are accrued to management and related parties. As at December 31, 2016, $4,721 (September 30, 2016 – $4,721) was included in common shares to be issued for cash received in advance of common shares being issued.

As at December 31, 2016 there are 29,851,452 (September 30, 2016 - 23,566,119) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $1,126,605 (September 30, 2016 - $942,645).

Subsequent Issue

Subsequent to the period ended December 31, 2016 the Company issued 8,125,000 units at $0.02 per unit to raise gross proceeds of $162,500 in a private placement, each unit consisting of one Common share and one Common share purchase warrant, each warrant exercisable to purchase one additional Common share at a price of $0.04 per share for a period of six months from the date of issue.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

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

During the period ended December 31, 2016, the Company granted options under the Plan to several of its consultants to purchase 3,450,000 common shares in the capital stock of the Company at an exercise price of $0.06 per common share for a period of five years from the date of grant. 2,700,000 of the options granted vest immediately and are exercisable as at December 31, 2016, with the balance to vest within one year of the date of grant.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2015	Nil	$	N/A
Granted	28,000,000		0.06
Exercised	—		—
Expired / Cancelled	—		—
Balance September 30, 2016	28,000,000		$0.06
Granted	3,450,000		0.06
Exercised	—		—
Expired / Cancelled	—		—
Balance December 31, 2016	31,450,000		$0.06

The following table summarizes the stock options outstanding at December 31, 2016:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	4.50	8,000,000
14,000,000	0.06	4.75	8,000,000
3,450,000	0.06	4.80	2,700,000
31,450,000	$0.06	4.68	18,700,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the period ended December 31, 2016: risk-free rate of 1.25%, expected life of 5 years, annualized historical volatility of 112.0% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the plan was $117,090 ($nil – 2015).

The weighted-average grant-date fair value of options granted during the period ended December 31, 2016 was $0.04 (2015 - $nil). The total intrinsic value of options exercised during the period ended December 31, 2016 was $nil (2015 - $nil).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

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

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPR”), as follows:

-  Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

-  Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

iv)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the period ended December 31, 2016, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of each of the patent actions is undeterminable.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2016

NOTE 12.          CONTINGENT LIABILITIES (CONT’D)

Inter Partes Reviews

In other legal actions related to Item iii above, the Company is involved in three Inter Partes Reviews (“IPR”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The reviews are:

-  Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, Reviewing Patent No. 8,542,815

-  Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

-  Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 8,542,815

During the period ended December 31, 2016, on December 8, 2016, the petition by Unified Patents Inc. was not instituted by the PTAB.

With respect to the two Apple petitions, the IPRs were instituted on November 21, 2016. The outcome of these IPRs is undeterminable.

Performance Bonus Payable

During the year ended September 30, 2016, the board of directors authorized the Company to provide a performance bonus of up to 3% of the capital stock of the Company (the “Performance Bonus”) by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the successful completion of a purchase and sale of the Company or a major licensing transaction, defined as a bonusable event. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonusable event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations. As at December 31, 2016 and the date of this report, no bonusable event has occurred and there is no Performance Bonus currently payable.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the quarterly period ended December 31, 2016 and notes thereto, and our audited consolidated financial statements for the year ended September 30, 2016 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three months ending December 31, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending December 31, 2016 and 2015

	Three months ending December 31		Increase/
	2016	2015	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(498,052)	(186,991)	311,061	166%
Amortization of intangible assets	(35,547)	(525,186)	(490,639)	-93%
	—	—	—	—
Net loss	$(532,599)	$(712,177)	$(179,578)	-25%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three month periods ending December 31, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2016 totaled $498,052 compared to $186,991 during the same period in 2015. The increase in general and administrative expenses of $311,061, or 166% more than the previous year, was primarily due to higher legal and patent consulting fees, and stock-based compensation paid out by the Company during the period ended December 31, 2016.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending December 31, 2016 totaled $35,547 compared to $525,186 during the same period in 2015. The decrease in amortization expenses of $490,639, or 93% over the previous period was due to a write-down of $500,000 of intangible costs related to common shares issued to the seller of Digifonica pursuant to the Anti-dilution Clause in the Digifonica purchase agreement during the three months ended December 31, 2015. There was no impairment or write-down of intangible assets by the Company for the same period ended December 31, 2016.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three month periods ending December 31, 2016 and 2015.

NET LOSS

The Company reported a net loss of $532,599 for the three months ended December 31, 2016 compared to a net loss of $712,177 for the same period in 2015. The net loss decrease of $179,578, or 25% over the same period in 2015 was due primarily to the write-down of acquisition costs of $500,000 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, the Company had an accumulated deficit of $32,168,742 as compared to an accumulated deficit of $28,874,214 at December 31, 2015. As of December 31, 201, the Company had a working capital surplus of $127,967 as compared to a working capital surplus of $459,275 at December 31, 2015. The decrease in the Company’s working capital surplus of $331,686 was primarily due to an increase in legal and professional fees associated with the Company’s patent lawsuits as compared to the same period in 2015.

Net cash used by operations for the three months ending December 31, 2016 and 2015 was $401,496 and $153,876, respectively. The increase in net cash used for the three months ending December 31, 2016 as compared to the three months ending December 31, 2015 was primarily due to an increase in legal and professional fees associated with the Company’s patent lawsuits as compared to the same period in 2015.

Net cash used in investing activities for the three months ending December 31, 2016 and 2015 was $Nil and $174,222. Net cash provided in financing activities for the three months ending December 31, 2016 and 2015 was $347,500 and $35,814, respectively. The increase in net cash provided by financing activities of $311,686 was primarily due to proceeds received from a private placement in the period ending December 31, 2016.

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

Impact of Inflation

Management believes that inflation has not had a material impact on our results of operations for the three months ending December 31, 2016. We cannot assure that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Other than noted below, there have been no material developments during the current quarter for our legal proceedings that were disclosed in our registration statement on Form 10 filed on April 22, 2016. For a full disclosure of legal proceedings, please reference our Form 10 registration or Note 12 of the Financial Statements contained in this report.

v)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPR”), as follows:

- Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

- Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

vi)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the period ended December 31, 2016, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of each of the patent actions is undeterminable.

19

Inter Partes Reviews

In other legal actions related to Item iii above, the Company is involved in three Inter Partes Reviews (“IPR”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The reviews are:

- Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, Reviewing Patent No. 8,542,815

- Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

- Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 8,542,815

During the period ended December 31, 2016, on December 8, 2016, the petition by Unified Patents Inc. was not instituted by the PTAB.

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

During the period ended December 31, 2016, the Company issued 2,733,333 common shares priced between $0.025-$0.03 per common share to convert $72,500 of convertible debentures.

During the period ended December 31, 2016, the Company issued 3,746,667 common shares priced between $0.025-$0.03 per common share for services valued at $90,000 and finder’s fee valued at $22,400.

During the period ended December 31, 2016, the Company issued 9,233,333 common shares at $0.03 per common share for cash proceeds of $275,000 from private placements. These transactions were exempt from securities registration as provided by Regulation D of the Securities Act for sales within the United States and by Regulation S of the Securities Act for sales made outside of the United States.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

20

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

DATED: February 10, 2017	By: /s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 10, 2017	By: /s/D. Barry Lee
D. Barry Lee
Chief Financial Officer

21