Form 10-Q
period 2017-03-31
Voip-pal.com Inc
filed 2017-05-12
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

or

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

As of May 11, 2017, there were 1,109,177,534 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

March 31, 2017

(Expressed in U.S. Dollars)

	March 31,	September 30,
	2017	2016
	(unaudited)

ASSETS

CURRENT

Cash	$90,279	$121,115
Legal retainer	100,000	100,000
Prepaid expense	—	71,250
	190,279	292,365

NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,124,846	1,193,941

TOTAL ASSETS	$1,315,125	$1,486,306

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$184,002	$243,337

TOTAL LIABILITIES	$184,002	$243,337

STOCKHOLDERS’ EQUITY

SHARE CAPITAL (Note 9)	$975,311	$933,108
ADDITIONAL PAID-IN CAPITAL (Note 9)	31,857,850	30,882,963
SHARES TO BE ISSUED (Note 9)	1,063,041	1,063,041
DEFICIT	(32,765,079)	(31,636,143)
	1,131,123	1,242,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,315,125	$1,486,306

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

EXPENSES

Amortization	$34,548	$25,186	$69,095	$50,371
Officers and Directors Fees (Note 6)	53,100	24,429	106,200	542,429
Legal fees (Note 6)	282,941	216,678	372,560	230,636
Office & general	134,754	28,522	179,717	110,141
Patent consulting fees	40,000	175,314	130,000	175,314
Professional fees & services (Note 6)	125,194	65,957	154,274	139,372
Stock-based compensation (Note 10)	—	—	117,090	—

Total expenses	670,537	536,086	1,128,936	1,248,263

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(670,537)	$(536,086)	$(1,128,936)	$(1,248,263)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,082,812,451	1,040,455,868	1,074,164,201	1,040,455,868

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities
Net loss for the period	$(670,537)	$(536,086)	$(1,128,936)	$(1,248,263)
Add items not affecting cash:
Stock-based compensation	—	—	117,090	—
Shares issued for services and finder’s fees	17,300	—	100,500	555,000
Amortization	34,547	25,186	69,095	50,372

Changes in non-cash working capital:
Prepaid expense	48,750	—	26,250	—
Accounts payable and accrued liabilities	96,100	39,710	(59,335)	17,825
Subscriptions receivable	—	(157,875)	—	(157,875)
Cash Flows Used in Operating Activities	(473,840)	(629,065)	(875,336)	(782,941)

Cash Flows from Investing Activities
Intellectual VoIP properties	—	—	—	(144,409)
Cash Flows Used in Investing Activities	—	—	—	(144,409)

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	392,876	32,500	485,876
Proceeds from private placement	497,000	—	812,000	—
Shares to be issued	—	—	—	(87,000)
Cash Flows Provided by Financing Activities	497,000	392,876	844,500	398,876

Increase (Decrease) in cash	23,160	(236,189)	(30,836)	(528,474)

Cash, beginning of the period	67,119	480,990	121,115	773,275

Cash, end of the period	$90,279	$244,801	$90,279	$244,801

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares			Additional
				Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585
Shares issued in a private placement	10,458,333	10,458	—	370,542	—	381,000
Shares issued as finder’s fees	1,126,667	1,127	—	(1,127)	—	—
Shares issued for debt conversion	8,873,333	8,873	(87,000)	404,127	—	326,000
Shares issued for services	16,357,500	16,358	303,320	801,517	—	1,121,195
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	950,294	—	950,294
Net loss for the period	—	—	—	—	(3,474,105)	(3,474,105)
Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969
Shares issued in private placements	35,166,666	35,167	—	776,833	—	812,000
Shares issued as finder’s fees	3,710,000	3,710	—	(3,710)	—	—
Shares issued for debt conversion	1,400,000	1,400	—	31,100	—	32,500
Shares issued for services	2,826,667	2,826	—	97,674	—	100,500
Shares cancelled on termination of services (Note 9)	(900,000)	(900)	—	(44,100)	—	(45,000)
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	117,090	—	117,090
Net loss for the period	—	—	—	—	(1,128,936)	(1,203,136)
Balance at March 31, 2017	1,098,677,534	$975,311	$1,063,041	$31,857,850	$(32,765,079)	$1,131,123

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2017, had an accumulated deficit of $32,765,079 (September 30, 2016 - $31,636,143). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

NOTE 3.           SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2017, Digifonica had no activities.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

NOTE 3.           SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $90,279 in cash on March 31, 2017 (September 30, 2016 - $121,115).

Intangible Assets

Intangible assets, consisting of Intellectual VoIP communication patent properties are recorded at cost and amortized over the assets estimated life on a straight-line basis. Management considers factors such as remaining life of the patents, technological usefulness and other factors in estimating the life of the assets.

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

The fair value of cash is classified as Level 1 at March 31, 2017 and September 30, 2016.

The Company classifies its financial instruments as follows: Cash is classified as held for trading, and is measured at fair value. Accounts payable and accrued expenses are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

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

For the period ended March 31, 2017 and the year ended September 30, 2016 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.  As of March 31, 2017 the Company’s bank operating account balances were less than the Federal Deposit Insurance Corporation Insurance Limit of $250,000.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements-Going Concern.” The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require evaluation of every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt in not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of adopting this ASU on it’s consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

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

NOTE 5.           INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight line basis. A summary of intangible assets as of March 31, 2017 and September 30, 2016 is as follows:

	March 31, 2017	September 30, 2016
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(427,570)	(358,475)
Net book value	$1,124,846	$1,193,941

There were no disposals of any intangible assets in the periods presented.

NOTE 6.           RELATED PARTY TRANSACTIONS

Included in accounts payable of $184,002 is $93,000 (September 30, 2016 - $Nil) due to officers and directors. During the six-month period ended March 31, 2017, the Company paid or accrued $106,200 (2016 - $542,429) to Officers and Directors, of which $Nil (2016 - $500,000) was paid to the CEO by the issuance of Nil (2016 - 10,000,000) common shares. The balance was paid or accrued as follows: CEO fees of $45,000 (2016 - $Nil), CFO fees of $43,200 (2016 - $18,529), President fees of $18,000 (2016 - $9,000) and other Director fees of $Nil (2016 - $14,900). During the period ended March 31, 2017, the Company paid $Nil (2016 - $Nil) for professional fees and services and $Nil (2016 - $13,598) in legal fees paid to a Director in his capacity as legal counsel.

Included in Shares to be issued as at March 31, 2017 is $902,000 (September 30, 2016 - $902,000) for unpaid Officer and Director fees and $80,000 (September 30, 2016 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $1,332,325 (September 30, 2016 - $942,645) is accrued to the Seller of Digifonica for the Anti-Dilution Clause (Note 4).

NOTE 7.           SUPPLEMENTAL CASH FLOW INFORMATION

During the six-month period ended March 31, 2017, the Company paid $nil (2016 - $nil) in interest.

During the six-month period ended March 31, 2017, the Company cancelled $45,000 in Capital Stock that was originally recorded as a prepaid expense.

NOTE 8.           CONVERTIBLE DEBENTURES

The Company routinely issues convertible debentures with no interest rates that are due on demand. The convertible debentures are convertible at fixed conversion rates. See Note 9 for details of common shares issued during the period from the conversion of convertible debentures.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

NOTE 9.           SHARE CAPITAL

Capital Stock Authorized and Issued:

–	1,300,000,000 common voting shares authorized with a par value of $0.001, of which 1,098,677,534 shares are issued

–	1,000,000 convertible preferred shares authorized with a par value of $0.01, of which nil shares are issued

Issues during the six-month period ended March 31, 2017

During the six-month period ended March 31, 2017, the Company issued 12,766,666 common shares at between $0.02 and $0.03 per common share for cash proceeds of $364,000 from a private placement of common shares, and 22,400,000 units at $0.02 per unit for cash proceeds of $448,000 in a private placement of units. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for six months from the date of issuance. In connection with the private placements, the Company issued 3,710,000 common shares priced at $0.02 per common share as finder’s fees valued at $74,200.

During the six-month period ended March 31, 2017, the Company issued 1,400,000 common shares priced between $0.025 and $0.03 per common share to convert $32,500 of convertible debentures.

During the six-month period ended March 31, 2017, the Company issued 2,826,667 common shares priced between $0.025 and $0.05 per common share for services valued at $100,500.

During the six-month period ended March 31, 2017, 900,000 common shares priced at $0.05 per common share were cancelled and returned to the Company treasury. The shares had been issued as an advance payment for the provision of services under a contract which was terminated prior to fulfillment.

2016 Issues

During the year ended September 30, 2016, the Company issued 10,458,333 common shares at $0.04 per common share for cash proceeds of $381,000 from private placements. The Company issued 1,126,667 common shares priced between $0.03 and $0.04 per common share as finder’s fees valued at $39,800.

During the year ended September 30, 2016, the Company issued 8,873,333 common shares priced between $0.03 and $0.05 per common share to convert $326,000 of convertible debentures.

During the year ended September 30, 2016, the Company issued 16,357,500 common shares priced between $0.03 and $0.05 per common share for services received valued at $1,121,195.

During the year ended September 30, 2016, the Company issued 10,000,000 common shares at $0.05 per common share to a director of the Company, which issuance is included in Officers and Directors fees (Note 6).

Shares to be Issued

As at March 31, 2017, there are 23,353,846 (September 30, 2016 – 23,353,846) common shares to be issued that are accrued for services provided to the Company valued at $1,058,320 (September 30, 2016 – $1,058,320), of which 21,281,903 (September 30, 2016 – 21,281,903) common shares are accrued to management and related parties. As at March 31, 2017, $4,721 (September 30, 2016 – $4,721) was included in common shares to be issued for cash received in advance of common shares being issued.

As at March 31, 2017 there are 40,447,452 (September 30, 2016 - 23,566,119) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $1,332,325 (September 30, 2016 - $942,645).

Warrants

During the six-month period ended March 31, 2017, the Company issued 22,400,000 common share purchase warrants to purchase 22,400,000 common shares in the capital stock of the Company at a price of $0.04 per common share for a period of six months from date of issue in a private placement of units. As at March 31, 2017, the Company has 22,400,000 (2016 – Nil) warrants outstanding to purchase 22,400,000 common shares at a price of $0.04 per common share expiring in August and September, 2017.

Subsequent Issue

Subsequent to the period ended March 31, 2017, the Company issued 10,100,000 common shares priced between $0.02 and $0.025 per common share for cash proceeds of $222,000 from private placements.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

NOTE 10.       STOCK-BASED COMPENSATION

Stock Option Plan

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

During the period ended March 31, 2017, the Company granted options under the Plan to several of its consultants to purchase 3,450,000 common shares in the capital stock of the Company at an exercise price of $0.06 per common share for a period of five years from the date of grant. 2,700,000 of the options granted vest immediately and are exercisable as at March 31, 2017, with the balance to vest within one year of the date of grant.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2015	Nil	$	N/A
Granted	28,000,000		0.06
Exercised	—		—
Expired / Cancelled	—		—
Balance September 30, 2016	28,000,000		$0.06
Granted	3,450,000		0.06
Exercised	—		—
Expired / Cancelled	—		—
Balance March 31, 2017	31,450,000		$0.06

The following table summarizes the stock options outstanding at March 31, 2017:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	4.50	8,000,000
14,000,000	0.06	4.75	8,000,000
3,450,000	0.06	4.80	2,700,000
31,450,000	$0.06	4.68	18,700,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the period ended March 31, 2017: risk-free rate of 1.25%, expected life of 5 years, annualized historical volatility of 112.0% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan for the period ended March 31, 2017 was $117,090 (2016 - $nil).

The weighted-average grant-date fair value of options granted during the period ended March 31, 2017 was $0.04 (2016 - $nil). The total intrinsic value of options exercised during the period ended March 31, 2017 was $nil (2016 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2017

NOTE 12.      CONTINGENT LIABILITIES (CONT’D)

Inter Partes Reviews

In other legal actions related to Item iii above, the Company is involved in three Inter Partes Reviews (“IPRs”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated. The reviews are:

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

On November 21, 2016, the two Apple petitions were instituted for IPRs. The outcome of these IPRs is undeterminable.

Performance Bonus Payable

The board of directors has authorized the Company to provide a performance bonus of up to 3% of the capital stock of the Company (the “Performance Bonus”) by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the successful completion of a purchase and sale of the Company or a major licensing transaction, defined as a bonusable event. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonusable event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations. As at March 31, 2017 and the date of this report, no bonusable event has occurred and there is no Performance Bonus currently payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the quarterly period ended March 31, 2017 and notes thereto, and our audited consolidated financial statements for the year ended September 30, 2016 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three and six months ending March 31, 2017 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months and Six Months Ending March 31, 2017 and 2016

	Three months ending March 31		Increase/
	2017	2016	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(635,989)	(510,900)	125,089	24%
Amortization of intangible assets	(34,548)	(25,186)	9,362	37%
Net loss	$(670,537)	$(536,086)	$134,451	25%

	Six months ending March 31		Increase/
	2017	2016	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(1,059,201)	(1,197,892)	(138,691)	-11%
Amortization of intangible assets	(69,095)	(50,371)	18,724	37%
Net loss	$(1,128,926)	$(1,248,263)	$(119,337)	-9%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and six month periods ending March 31, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2017 totaled $635,989 compared to $510,900 during the same period in 2016.  The increase in general and administrative expenses of $125,089, or 24% more than the previous year, was primarily due to higher legal and other consulting fees related to the patent lawsuits filed by the Company which were paid during the three-month period ended March 31, 2017.

General and administrative expenses for the six months ending March 31, 2017 totaled $1,134,041 compared to $1,059,281 during the same period in 2016. The decrease in general and administrative expenses of $138,691 or 11% less than the previous year, was primarily due to higher acquisition costs incurred by the Company during the previous period. Excluding the acquisition costs, the Company’s administrative costs increased $454,873 from the previous period. The increase in administrative expenses was primarily due to higher legal and other consulting fees related to the patent lawsuits filed by the Company which were paid during the six-month period ended March 31, 2017.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending March 31, 2017 totaled $34,548 compared to $25,186 during the same period in 2016. The increase in amortization expenses of $9,362, or 37% over the previous period was due to the full amortization reached on Intellectual VoIP patent intangible assets during the period.

Amortization of intellectual VoIP communications patent properties for the six months ending March 31, 2017 totaled $69,095 compared to $50,371 during the same period in 2016, The increase in amortization expenses of $18,724, or 37% over the previous period was due to the full amortization reached on Intellectual VoIP patent intangible assets during the period.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three or six month periods ending March 31, 2017 and 2016.

NET LOSS

The Company reported a net loss of $670,537 for the three months ended March 31, 2017 compared to a net loss of $536,086 for the same period in 2016.  The net loss increase of $134,451, or 25% over the same period in 2016 was due primarily to an increase in legal and other consulting fees and payments related to the patent lawsuits filed by the Company which were paid during the three-month period ended March 31, 2017.

The Company reported a net loss of $1, 128,926 for the six months ended March 31, 2017 compared to a net loss of $1,248,263 for the same period in 2016, The net loss decrease of $119,337, or -9% over the same period in 2016 was due primarily to the write down of acquisition cost of $500,000 in the previous period. Excluding the write-down, the Company would have incurred a net loss increase of $454,873 which is due primarily to an increase in legal and consulting fees and payments related to the patent lawsuits filed by the Company which were paid during the six-month period ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had an accumulated deficit of $32,765,079 as compared to an accumulated deficit of $28,874,214 at March 31, 2016. As of March 31, 2017, the Company had a working capital surplus of $6,277 as compared to a working capital surplus of $341,250 at March 31, 2016. The decrease in the Company’s working capital surplus of $334,973 was primarily due to an increase legal and consulting costs related to the Company’s patent lawsuits.

Net cash used by operations for the three months ending March 31, 2017 and 2016 was $473,840 and $629,065, respectively. The decrease in net cash used for the three months ending March 31, 2017 as compared to the three months ending March 31, 2016 was primarily due to a decrease in Subscriptions receivables.

Net cash used by operations for the six months ending March 31, 2017 and 2016 was $875,336 and $782,941, respectively. The increase in net cash used for the six months ending March 31, 2017 as compared to the six months ending March 31, 2016 was primarily due to an increase in legal and patent related costs related to the Company’s patent lawsuits.

Net cash used in investing activities for the three months ending March 31, 2017 and 2016 was $(Nil) and $(Nil). Net cash provided in financing activities for the three months ending March 31, 2017 and 2016 was $497,000 and $392,876, respectively. The increase in net cash provided by financing activities of $104,124 was primarily due to an increase in shares issued for cash during the period ended March 31, 2017.

Net cash used in investing activities for the six months ending March 31, 2017 and 2016 was $(Nil) and $144,409. The decrease in cash used in investing activities was due to increased expenditures on patents for the period ended March 31, 2016. Net cash provided in financing activities for the six months ending March 31, 2017 and 2016 was $844,500 and $398,876, respectively. The increase in net cash provided by financing activities of $445,624 was primarily due to an increase in shares issued for cash during the period ended March 31, 2017.

Liquidity

The Company primarily finances its operations from cash received through the exercise of convertible loans from investors and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next 12 months.

Off Balance Sheet Arrangements

Performance Bonus Payable

In February 2016, the board of directors of the Company authorized the Company to provide a performance bonus of up to 3% of the capital stock of the Company by way of the issuance of Rule 144 restricted common shares from its treasury to a yet undetermined group of related and non-related parties upon the successful completion of a sale or major licensing transaction, defined as a bonusable event. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonusable event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations. Since the Performance Bonus is only available upon the sale or a major licensing event, this potential transaction would not have a material impact on the Company’s financial position, revenues or expenses, results of operations, liquidity or capital expenditures.

There are no other off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

Management believes that inflation has not had a material impact on our results of operations for the three months ending March 31, 2017. We cannot assure that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

1)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of an independent audit committee. Although the Board of Directors serves as an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect such controls.

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

i)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPR”), as follows:

- Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005

- Apple, Inc. (Petitioner) vs. Voip-Pal.com, Inc. (Patent Owner) IPR2016-01201, Reviewing Patent No. 5,542,815

ii)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

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

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering or by Regulation S of the Securities Act for sales made outside of the United States.

During the period ended March 31, 2017, the Company issued 1,400,000 common shares priced between $0.025-$0.03 per common share to convert $32,500 of convertible debentures.

During the period ended March 31, 2017, the Company issued 2,790,000 common shares priced between $0.025-$0.05 per common share for services valued at $10,500 and finder’s fee valued at $51,800.

During the period ended March 31, 2017, the Company issued 25,933,333 common shares priced between $0.02 and $0.03 per common share for cash proceeds of $537,000 from private placements.

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

DATED: May 11, 2017	By: /s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 11, 2017	By: /s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer

