Form 10-Q
period 2017-06-30
Voip-pal.com Inc
filed 2017-08-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

or

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2017, there were 1,129,862,534 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

June 30, 2017

(Expressed in U.S. Dollars)

	June 30,	September 30,
	2017	2016

ASSETS

CURRENT

Cash	$9,378	$121,115
Legal retainer	100,000	100,000
Prepaid expense	—	71,250
	109,378	292,365

NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,090,298	1,193,941

TOTAL ASSETS	$1,199,676	$1,486,306

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$140,900	$243,337

TOTAL LIABILITIES	$140,900	$243,337

STOCKHOLDERS’ EQUITY

SHARE CAPITAL (Note 9)	$1,000,697	$933,108
ADDITIONAL PAID-IN CAPITAL (Note 9)	32,682,941	30,882,963
SHARES TO BE ISSUED (Note 9)	1,063,041	1,063,041
DEFICIT	(33,687,903)	(31,636,143)
	1,058,776	1,242,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,199,676	$1,486,306

Nature and Continuance of Operations (Note 1)
Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

EXPENSES

Amortization	$34,548	$25,168	$103,643	$75,540
Officers and Directors Fees (Note 6)	55,100	8,571	161,300	51,000
Legal fees (Note 6)	218,572	59,722	591,130	290,358
Office & general	90,220	42,024	269,938	152,163
Patent consulting fees	30,000	186,975	160,000	362,289
Professional fees & services (Note 6)	189,607	256,630	343,882	346,002
Stock-based compensation (Note 10)	304,777	398,044	421,867	448,044
Total expenses	$922,824	$977,134	$2,051,760	$1,725,396

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(922,824)	$(977,134)	$(2,051,760)	$(1,725,396)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,092,945,507	1,050,830,868	1,085,800,101	1,050,830,868

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net loss for the period	$(922,824)	$(977,134)	$(2,051,760)	$(1,725,396)
Add items not affecting cash:
Stock-based compensation	304,777	398,044	421,867	398,044
Shares issued for services and finder’s fees	94,700	92,400	195,200	147,400
Amortization	34,548	25,168	103,643	75,540

Changes in non-cash working capital:
Prepaid expense	—	(67,500)	26,250	(67,500)
Accounts payable	(43,102)	(43,897)	(102,437)	(26,070)
Subscriptions receivable	—	—	—	—
Cash Flows Used in Operating Activities	(531,901)	(572,919)	(1,407,237)	(1,197,982)

Cash Flows from Investing Activities
Investment in Intangible assets	—	—	—	(144,408)
Cash Flows Used in Investing Activities	—	—	—	(144,408)

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	241,974	32,500	482,975
Proceeds from private placement	451,000	269,000	1,263,000	269,000
Cash Flows Provided by Financing Activities	451,000	510,974	1,295,500	751,975

Decrease in cash	(80,902)	(61,945)	(111,737)	(590,417)

Cash, beginning of the period	90,279	244,801	121,115	773,275

Cash, end of the period	$9,378	$182,856	$9,378	$182,856

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares
	Number	Par Value	Shares to be Issued	Additional Paid-in Capital	Deficit	Total
Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585
Shares issued in a private placement	10,458,333	10,458	—	370,542	—	381,000
Shares issued as finder’s fees	1,126,667	1,127	—	(1,127)	—	—
Shares issued for debt conversion	8,873,333	8,873	(87,000)	404,127	—	326,000
Shares issued for services	16,357,500	16,358	303,320	801,517	—	1,121,195
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	950,294	—	950,294
Net loss for the year	—	—	—	—	(3,474,105)	(3,474,105)
Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969
Shares issued in private placements	56,716,666	56,717	—	1,206,283	—	1,263,000
Shares issued as finder’s fees	4,336,667	4,337	—	(4,337)	—	—
Shares issued for debt conversion	1,400,000	1,400	—	31,100	—	32,500
Shares issued for services	6,035,000	6,035	—	189,165	—	195,200
Shares cancelled on termination of services (Note 9)	(900,000)	(900)	—	(44,100)	—	(45,000)
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	421,867	—	421,867
Net loss for the period	—	—	—	—	(2,051,760)	(2,051,760)
Balance at June 30, 2017	1,124,062,534	$1,000,697	$1,063,041	$32,682,941	$(33,687,903)	$1,058,776

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2017

NOTE 1.          NATURE AND CONTINUANCE OF OPERATIONS

VOIP-PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September, 1997 as All American Casting International, Inc. The Company’s registered office is located at 10900 NE 4th Street, Suite 2300, Bellevue, Washington in the United States of America.

Since March 2004, the Company has been developing technology and patents related to Voice-over-Internet Protocol (VoIP) processes. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited, a private company based in Gibraltar, whose assets included several patents and technology developed for the VoIP market.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at June 30, 2017, had an accumulated deficit of $33,687,903 (September 30, 2016 - $31,636,143). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties may cast significant doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

Additionally, as the Company’s stated objective is to monetize its patent suite through the licensing or sale of its intellectual property (“IP”), the Company being forced to litigate or to defend its IP claims through litigation casts significant doubt on its future to continue as a going concern.  IP litigation is generally a costly process, and in the absence of revenue the Company must raise capital to continue its own defense and to validate its claims – in the event of a failure to defend its patent claims, either because of lack of funding, a court ruling against the Company or because of a protracted litigation process, there can be no assurance that the Company will be able to raise additional capital to pay for an appeals process or a lengthy trial.  The outcome of any litigation process may have a significant adverse effect on the Company’s ability to continue as a going concern.

NOTE 2.          BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3.          SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2017, Digifonica had no activities.

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

June 30, 2017

NOTE 3.          SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $9,378 and $121,115 in cash on June 30, 2017 and September 30, 2016, respectively.

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

The fair value of cash is classified as Level 1 at June 30, 2017 and September 30, 2016.

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

June 30, 2017

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

For the period ended June 30, 2017 and the year ended September 30, 2016 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.  As of June 30, 2017, the Company’s bank operating account balances were less than the Federal Deposit Insurance Corporation Insurance Limit of $250,000.

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

June 30, 2017

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2017

NOTE 4.          PURCHASE OF DIGIFONICA

The Company acquired Digifonica in December 2013. Pursuant to the terms in the Share Purchase Agreement (the “SPA”) the Company acquired 100% of Digifonica from the seller (the “Seller”) for a cash payment of $800,000 and 389,023,561 common shares of the Company. The assets acquired through the acquisition were VoIP-related patented technology, including patents for Lawful Intercept, routing, billing and rating, mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

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

NOTE 5.          INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2017 and September 30, 2016 is as follows:

	June 30, 2017	September 30, 2016
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(462,118)	(358,475)
Net book value	$1,090,298	$1,193,941

There were no disposals of any intangible assets in the periods presented.

NOTE 6.          RELATED PARTY TRANSACTIONS

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid to key management during the nine-month period ended June 30, 2017 includes:

	June 30, 2017	June 30, 2016
Management fees accrued to the CEO	$67,500	$67,500
Management fees paid or accrued to the CFO	64,800	64,800
Management fees paid or accrued to the President	29,000	24,000
Fees paid to the directors	Nil	15,200
Fees paid to a director as legal counsel	Nil	13,958
	$161,300	$185,458

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

At June 30, 2017 included in accounts payable and accrued liabilities is $139,500 (2016 – $Nil) owed to current officers and directors. Amounts due to/from related parties are non-interest bearing, unsecured and have no fixed terms of repayment unless otherwise noted.

As at June 30, 2017, included in shares to be issued is $902,000 (September 30, 2016 - $902,000) for unpaid Officer and Director fees and $80,000 (September 30, 2016 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $1,559,405 (September 30, 2016 - $942,645) is accrued to the Seller of Digifonica for the Anti-Dilution Clause (Notes 4 and 9).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2017

NOTE 7.          SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2017, the Company paid $nil (2016 - $nil) in interest.

NOTE 8.          CONVERTIBLE DEBENTURES

The Company routinely issues convertible debentures with no interest rates that are due on demand. The convertible debentures are convertible at fixed conversion rates. See Note 9 for details of common shares issued during the period from the conversion of convertible debentures.

NOTE 9.          SHARE CAPITAL

Capital Stock Authorized and Issued:

–	1,300,000,000 common voting shares authorized with a par value of $0.001, of which 1,124,062,534 shares are issued

–	1,000,000 convertible preferred shares authorized with a par value of $0.01, of which nil shares are issued

Issues during the nine-month period ended June 30, 2017

During the nine-month period ended June 30, 2017, the Company issued 56,716,666 common shares at between $0.02 and $0.03 per common share for cash proceeds of $1,263,000 from private placements, as follows:

–	12,766,666 common shares issued at between $0.02 and $0.03 per common share for cash proceeds of $364,000 from a private placement of common shares;

–	43,950,000 units at between $0.02 and $0.025 per unit for cash proceeds of $899,000 in private placements of units. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance; and

During the nine-month period ended June 30, 2017, the Company issued 4,336,667 common shares priced at $0.02 and $0.03 per common share as finder’s fees valued at $100,200 in connection with the private placements.

During the nine-month period ended June 30, 2017, the Company issued 1,400,000 common shares priced between $0.025 and $0.03 per common share to convert $32,500 of convertible debentures.

During the nine-month period ended June 30, 2017, the Company issued 6,035,000 common shares priced between $0.025 and $0.05 per common share for services valued at $195,200.

During the nine-month period ended June 30, 2017, 900,000 common shares priced at $0.05 per common share were cancelled and returned to the Company treasury. The shares had been issued as an advance payment for the provision of services under a contract which was terminated prior to fulfillment.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2017

NOTE 9.          SHARE CAPITAL (CONT’D)

Shares to be Issued

As at June 30, 2017, there are 23,353,846 (September 30, 2016 – 23,353,846) common shares to be issued that are accrued for professional services provided to the Company valued at $1,058,320 (September 30, 2016 – $1,058,320), of which 21,281,903 (September 30, 2016 – 21,281,903) common shares are accrued to management and related parties. As at June 30, 2017, $4,721 (September 30, 2016 – $4,721) was included in common shares to be issued for cash received in advance of common shares being issued.

As at June 30, 2017 there are 60,601,453 (September 30, 2016 - 23,566,119) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $1,559,405 (September 30, 2016 - $942,645).

Warrants

During the nine-month period ended June 30, 2017, the Company issued 43,950,000 common share purchase warrants to purchase 43,950,000 common shares in the capital stock of the Company at a price of $0.04 or $0.05 per common share for a period of twelve months from date of issue in private placements of units. As at June 30, 2017, the Company has 43,950,000 (2016 – Nil) warrants outstanding to purchase 43,950,000 common shares at a weighted average price of $0.04 per common share, expiring on dates ranging from February, 2018 through June, 2018.

Subsequent Issue

Subsequent to the period ended June 30, 2017, the Company conducted a private placement of units of its common stock, issuing 5,800,000 units (common shares and common share purchase warrants) at $0.02 per unit for cash proceeds of $116,000.

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

During the nine-month period ended June 30, 2017, the Company granted options under the Plan to several of its consultants to purchase 11,850,000 common shares in the capital stock of the Company at exercise prices of $0.05 and $0.06 per common share for a period of five years from the date of grant. 11,350,000 of the options granted during the period are vested and exercisable as at June 30, 2017, with the balance to vest within one year of the date of grant.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2015	Nil	$	N/A
Granted	28,000,000		0.06
Exercised	—		—
Expired / Cancelled	—		—
Balance September 30, 2016	28,000,000		$0.06
Granted	11,850,000		0.05
Exercised	—		—
Expired / Cancelled	—		—
Balance June 30, 2107	39,850,000		$0.06

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2017

NOTE 10.          STOCK-BASED COMPENSATION (CONT’D)

The following table summarizes the stock options outstanding at June 30, 2017:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	4.25	8,000,000
14,000,000	0.06	4.5	8,000,000
3,450,000	0.06	4.55	2,950,000
8,400,000	0.05	4.75	8,400,000
39,850,000	$0.0575	4.55	27,350,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2017: risk-free rate of 1.25%, expected life of 5 years, annualized historical volatility of 112.0% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the plan was $304,777 and $421,867 for the three and nine-month period ended June 30, 2017, respectively ($nil – 2016).

The weighted-average grant-date fair value of options granted during the nine-month period ended June 30, 2017 was $0.0575 (2016 - $nil). The total intrinsic value of options exercised during the nine-month period ended June 30, 2017 was $nil (2016 - $nil).

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2017

NOTE 12.          CONTINGENT LIABILITIES (CONT’D)

Litigation (Cont’d)

iii)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), as noted below.

iv)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the period ended June 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of each of the patent actions is undeterminable.

Inter Partes Reviews

An Inter Partes Review or IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated.

In additional legal actions related to Item iii above, the Company’s patents are currently subject to three IPRs before the PTAB. The three IPRs and their outcomes are:

–	In early 2016, Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, reviewing Patent No. 8,542,815. On December 8, 2016, the petition by Unified Patents Inc. was not instituted by the PTAB; and

–	In early 2016, Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005 and Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, reviewing Patent No. 8,542,815. On November 21, 2016, these two Apple petitions were instituted for IPRs. The outcome of these IPRs is undeterminable.

During the nine-month period ended June 30, 2017, on May 8, 2017, the following five additional petitions for IPR were filed against the Company’s patents:

–	AT&T Inc. filed IPR2017-01382 against Voip-Pal’s Patent No. 8,542,815, IPR2017-01383 against Voip-Pal’s Patent No. 9,179,005, and IPR2017-01384 against Voip-Pal’s Patent No. 9,179,005. The outcome of these IPRs is undeterminable.

–	Apple Inc. filed IPR2017-01399 against Voip-Pal’s Patent No. 8,542,815, and IPR2017-01398 against Voip-Pal’s Patent No. 9,179,005. The outcome of these IPRs is undeterminable.

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

As at June 30, 2017 and the date of this report, no bonusable event has occurred and there is no Performance Bonus currently payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the nine-month period ended June 30, 2017 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2016 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three and nine months ending June 30, 2017 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified using forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

In December 2013, the Company completed the acquisition of Digifonica (International) Limited, a private company based in Gibraltar, whose assets included several patents and technology developed for the Voice-over-Internet Protocol (“VoIP”) market.

Voip-Pal is a technical leader in patent development for the broadband VoIP market with the ownership and continued development of a portfolio of leading-edge VoIP patents as its primary products. The Company has spent several years testing and developing its patented technology, and is currently seeking to monetize the patents through a corporate transaction, an asset sale, or licensure of its products.

Voip-Pal’s intellectual property value is derived from ten issued USPTO patents. Voip-Pal inventions described in these patents provide the means to integrate VoIP services with any of the legacy telecommunications systems to create a seamless service using either legacy telephone numbers or IP addresses, and enhance the performance and value of VoIP implementations worldwide.

VoIP has been and continues to be a green field for innovation that has spawned numerous inventions, greatly benefitting consumers large and small across the globe. VoIP is used in many places and by every modern telephony system vendor, network supplier, and retail and wholesale carrier.

Results of Operations

The Company’s operating costs consist of expenses incurred to monetizing, selling and licensing its VoIP patents. Other operating costs include expenses for legal, accounting and other professional fees, financing costs, and other general and administrative expenses.

Comparison of the Three Months and Nine Months Ending June 30, 2017 and 2016

	Three months ending June 30		Increase/
	2017	2016	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(888,276)	(951,965)	(63,689)	-7%
Amortization of intangible assets	(34,548)	(25,168)	9,380	37%
Net loss	$(922,824)	$(977,133)	$(54,309)	-6%

	Nine months ending June 30		Increase/
	2017	2016	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(1,948,117)	(1,649,856)	298,261	18%
Amortization of intangible assets	(103,643)	(75,540)	28,103	37%
Net loss	$(2,051,760)	$(1,725,396)	$326,364	19%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and nine-month periods ending June 30, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2017 totaled $888,276, compared to $951,965 during the same period in 2016.  The decrease in general and administrative expenses of 63,689, or 7% less than the previous year, was primarily due to lower amounts of stock-based compensation and patent consulting fees being paid out in the current period as compared to the previous period.

General and administrative expenses for the nine months ending June 30, 2017 totaled $1,948,117 compared to $1,649,856 during the same period in 2016. The increase in general and administrative expenses of $298,261 or 18% more than the previous year was primarily due to higher legal fees related to the patent lawsuits filed by the Company and paid out during the nine-month period ended June 30, 2017.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending June 30, 2017 totaled $34,548 compared to $25,168 during the same period in 2016. The increase in amortization expenses of $9,380, or 37% over the previous period was due to the full amortization reached on Intellectual VoIP patent intangible assets during the period.

Amortization of the intellectual VoIP communications patent properties for the nine months ending June 30, 2017 totaled $103,643 compared to $75,540 during the same period in 2016, The increase in amortization expenses of $28,103, or 37% over the previous period was due to the full amortization reached on Intellectual VoIP patent intangible assets during the period.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three or six- month periods ending June 30, 2017 and 2016.

NET LOSS

The Company reported a net loss of $922,824 for the three months ended June 30, 2017 compared to a net loss of $977,134 for the same period in 2016.  The net loss decrease of $54,309, or 6% over the same period in 2016 was due primarily to a decrease in the amount of patent consulting fees paid out during the three-month period ended June 30, 2017.

The Company reported a net loss of $2,051,760 for the nine months ended June 30, 2017 compared to a net loss of $1,725,396 for the same period in 2016, The net loss increase of $326,634, or 19% over the same period in 2016 was primarily due to an increase in legal fees and payments related to the patent lawsuits filed by the Company and paid out during the nine-month period ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, the Company had an accumulated deficit of $33,687,903 as compared to an accumulated deficit of $29,887,434 at June 30, 2016. As of June 30, 2017, the Company had a working capital deficit of $31,522 as compared to a working capital surplus of $232,829 at June 30, 2016. The decrease in the Company’s working capital surplus of $264,081 was primarily due to an increase legal costs related to the Company’s patent lawsuits.

Net cash used by operations for the three months ending June 30, 2017 and 2016 was $531,901 and $572,919, respectively. The decrease in net cash used for the three months ending June 30, 2017 as compared to the three months ending June 30, 2016 was primarily due to a decrease in Prepaid expenses.

Net cash used by operations for the nine months ending June 30, 2017 and 2016 was $1,407,237 and $1,197,982, respectively. The increase in net cash used for the nine months ending June 30, 2017 as compared to the nine months ending June 30, 2016 was primarily due to an increase in legal costs related to the Company’s patent lawsuits.

Net cash used in investing activities for the three months ending June 30, 2017 and 2016 was $(Nil) and $(Nil). Net cash provided in financing activities for the three months ending June 30, 2017 and 2016 was $451,000 and $510,974, respectively. The decrease in net cash provided by financing activities of $59,974 was primarily due to a decrease in shares issued for cash during the period ended June 30, 2017.

Net cash used in investing activities for the nine months ending June 30, 2017 and 2016 was $(Nil) and $144,408. The decrease in cash used in investing activities was due to increased expenditures on patents for the period ended June 30, 2016. Net cash provided in financing activities for the nine months ending June 30, 2017 and 2016 was $1,295,500 and $751,975, respectively. The increase in net cash provided by financing activities of $543,525 was primarily due to an increase in shares issued for cash from private placements during the nine-month period ended June 30, 2017.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ending June 30, 2017. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect such controls.

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

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”) (see Inter Partes Reviews below).

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

Inter Partes Reviews

In other legal actions related to Item i. above, the Company is involved in three Inter Partes Reviews before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent may be invalidated.

The three reviews and their outcomes are:

–	In early 2016, Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, reviewing Patent No. 8,542,815. On December 8, 2016, the petition by Unified Patents Inc. was not instituted by the PTAB; and

–	In early 2016, Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, Reviewing Patent No. 9,179,005 and Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, reviewing Patent No. 8,542,815. On November 21, 2016, these two Apple petitions were instituted for IPRs. The outcome of these IPRs is undeterminable.

During the period ended June 30, 2017, on May 8, 2017, the following five additional petitions for IPR were filed against the Company’s patents:

–	AT&T Inc. filed IPR2017-01382 against Voip-Pal’s Patent No. 8,542,815, IPR2017-01383 against Voip-Pal’s Patent No. 9,179,005, and IPR2017-01384 against Voip-Pal’s Patent No. 9,179,005. The outcome of these IPRs is undeterminable.

–	Apple Inc. filed IPR2017-01399 against Voip-Pal’s Patent No. 8,542,815, and IPR2017-01398 against Voip-Pal’s Patent No. 9,179,005. The outcome of these IPRs is undeterminable.

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering and by Regulation S of the Securities Act for sales made outside of the United States.

During the period ended June 30, 2017, the Company issued 3,835,000 common shares priced between $0.025-$0.05 per common share for services valued at $94,700 and business finder’s fee valued at $26,000.

During the period ended June 30, 2017, the Company issued 21,550,000 common shares priced between $0.02 and $0.03 per common share for cash proceeds of $451,000 from private placements.

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

DATED: August 14, 2017	By: /s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 14, 2017	By: /s/D. Barry Lee
D. Barry Lee
Chief Financial Officer