Form 10-K
period 2017-09-30
Voip-pal.com Inc
filed 2018-01-12
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2017

or

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The market value of the voting stock held by non-affiliates was $41,185,448 based on 823,708,969 shares held by non-affiliates. These computations are based upon the closing sales price of $0.05 per share of the Company on OTC Markets, Inc. on March 31, 2017.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 10, 2018
Common Stock, $0.001 par value per share	1,238,321,197

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

Expiration Dates for VoIP-Pal Active U.S. Patent Matters as of January 1, 2018

Filing Date/Nat’l Phase Entry Filing Date	Application/Patent Number	Title/Subject	Status	Expiration
05/03/2010	8,422,507	INTERCEPTING VOICE OVER IP COMMUNICATIONS AND OTHER DATA COMMUNICATIONS	Issued	6/22/2028
15/04/2013	9,143,608	INTERCEPTING VOICE OVER IP COMMUNICATIONS AND OTHER DATA COMMUNICATIONS	Issued	11/29/2026
17/07/2015	14/802929	INTERCEPTING VOICE OVER IP COMMUNICATIONS AND OTHER DATA COMMUNICATIONS	Pending	Pending
01/03/2010	8,542,815	PRODUCING ROUTING MESSAGES FOR VOICE OVER IP COMMUNICATIONS	Issued	3/3/2030
13/08/2013	9,179,005	PRODUCING ROUTING MESSAGES FOR VOICE OVER IP COMMUNICATIONS	Issued	1/31/2027
17/09/2013	9,137,385	DETERMINING A TIME TO PERMIT A COMMUNICATIONS SESSION TO BE CONDUCTED	Issued	5/31/2027
17/09/2013	8,774,378	ALLOCATING CHARGES FOR COMMUNICATIONS SERVICES	Issued	11/2/2026
07/07/2014	14/325181	ALLOCATING CHARGES FOR COMMUNICATIONS SERVICES	Pending	Pending
14/09/2015	14/853705	DETERMINING A TIME TO PERMIT A COMMUNICATIONS SESSION TO BE CONDUCTED	Pending	Pending
07/10/2015	14/877570	PRODUCING ROUTING MESSAGES FOR VOICE OVER IP COMMUNICATIONS	Pending	Pending
05/03/2010	8,537,805	EMERGENCY ASSISTANCE CALLING FOR VOICE OVER IP COMMUNICATIONS SYSTEMS	Issued	12/27/2028
15/08/2013	13/968217	EMERGENCY ASSISTANCE CALLING FOR VOICE OVER IP COMMUNICATIONS SYSTEMS	Pending	Pending
27/01/2011	8,630,234	MOBILE GATEWAY	Issued	7/1/2029
24/09/2013	14/035806	MOBILE GATEWAY	Pending	Pending
16/03/2012	8,675,566	UNINTERRUPTED TRANSMISSION OF INTERNET PROTOCOL TRANSMISSIONS DURING ENDPOINT CHANGES	Issued	4/3/2032
27/11/2013	9154417	UNINTERRUPTED TRANSMISSION OF INTERNET PROTOCOL TRANSMISSIONS DURING ENDPOINT CHANGES	Issued	9/17/2029
17/07/2015	14/802872	UNINTERRUPTED TRANSMISSION OF INTERNET PROTOCOL TRANSMISSIONS DURING ENDPOINT CHANGES	Pending	Pending

Amount Spent on Research and Development

For the two years ended September 30, 2017, the Company has incurred no research and development expenses.

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
(iii)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies.”

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

Item 3.	Legal Proceedings.

The Company is party to the following legal proceedings:

i.	Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”). On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director (the “defendant”) in fiscal 2013 and accounted for at a cost of $1,443,000. The Company resolved to freeze the common shares as the Company believes that the shares were issued as settlement of a line of credit that the Company believes to have been legally unsupported. The defendant alleges that the freeze and the Company’s actions constituted fraud and a breach of securities laws. The Company denies any wrongdoing. Currently the State Case is entering the discovery phase of litigation and the outcome is undeterminable.

ii.	Voip-Pal.com Inc. v Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”). On July 2, 2015, the Company filed a case against a former director, a shareholder and the company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. The proceedings in the Federal Case have been stayed pending a final determination of the issues in the State Case. The outcome of the case is undeterminable.

iii.	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada. In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The outcome of the cases is undeterminable. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the resolution of several Inter Partes Reviews (“IPR”), as described in the following section Inter Partes Reviews.

iv.	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada. Subsequent to the year ended September 30, 2016, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of each of the patent actions is undeterminable.

Inter Partes Reviews

In other legal actions related to Case No. 2:16-CV-00260 and Case No. 2:16- VC-00271 above, two of the Company’s patents are currently subject to several Inter Partes Reviews (“IPR(s)”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent instituted for IPR may be invalidated as a result of the review.

During the year ended September 30, 2017, eight IPRs were in process at the PTAB, filed against Patent No. 8,542,815 and No. 9,179,005, as follows:

–	Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, reviewing Patent No. 8,542,815. On December 8, 2016, this petition was not instituted by the PTAB;

–	Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, reviewing Patent No. 9,179,005 and Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, reviewing Patent No. 8,542,815, both instituted for IPR on November 21, 2016;

–	AT&T Inc. (Petitioner) filed IPR2017-01382 against Voip-Pal’s Patent No. 8,542,815, IPR2017-01383 against Voip-Pal’s Patent No. 9,179,005, and IPR2017-01384 against Voip-Pal’s Patent No. 9,179,005. Each of these three petitions were instituted for IPR by the PTAB on May 8, 2017; and

–	Apple Inc. (Petitioner) filed IPR2017-01399 against Voip-Pal’s Patent No. 8,542,815, and IPR2017-01398 against Voip-Pal’s Patent No. 9,179,005, which were also both instituted for IPR by the PTAB on May 8, 2017.

Subsequent to the year ended September 30, 2017, on November 21, 2017 the PTAB issued its findings on the seven active IPRs being adjudicated, denying all claims made by the Petitioners (Apple Inc, and AT&T Inc.) in all seven instituted IPRs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is quoted on the OTCQB with the OTC Markets Group, Inc. under the symbol “VPLM”. The OTCQB is an inter-dealer quotation and trading system where market makers apply to quote securities. Accordingly, the OTCQB is not considered a market, and there is, therefore, no public market for our Common Stock.

Holders

We had approximately 381 record holders of our common stock as of September 30, 2017 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest our profits to grow our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or
●	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

In order to provide incentive to its directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the “Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, the Company has in place an incentive Stock Option Plan (the “Plan”). Under the Plan, the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company. The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

During the year ended September 30, 2017, the Company granted options under the Plan to several of its consultants to purchase 11,850,000 common shares in the capital stock of the Company at exercise prices of $0.05 and $0.06 per common share for a period of five years from the date of grant. 11,350,000 of the options granted during the period are vested and exercisable as at September 30, 2017, with the balance to vest within one year of the date of grant.

As at September 30, 2017, the Company has 39,850,000 stock options outstanding at an average exercise price of $0.06 per share, with a remaining contractual life of an average of 4.01 years, of which 39,350,000 are vested and exercisable.

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

During the year ended September 30, 2017, the Company issued 12,084,167 shares of common stock at prices between $0.025 and $0.05 per common share for services valued at $331,901.

During the year ended September 30, 2017, 900,000 shares of common stock priced at $0.05 per share issued for services were cancelled.

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

During the year ended September 30, 2017, the Company issued 1,400,000 shares of common stock at prices between $0.025 and $0.03 per common share to convert $32,500 of convertible debt.

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

During the year ended September 30, 2017, the Company issued 11,566,666 shares of common stock at prices between $0.02 and $0.03 per common share for cash proceeds of $340,000 from private placements.

During the year ended September 30, 2017, the Company issued 61,500,500 units of common stock at between $0.02 and $0.025 per unit for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2017 and notes thereto.

This MD&A for the year ending September 30, 2017 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

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

Voip-Pal is a technical leader in patent development for the broadband Voice-over-Internet Protocol (“VoIP”) market with the ownership and continued development of a portfolio of leading-edge VoIP Patents as its primary products. The Company has spent several years testing and developing its patented technology, and is currently seeking to monetize the patents through a corporate transaction, an asset sale, or licensure of its products.

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

Liquidity and capital resources

As of September 30, 2017, the Company had an accumulated deficit of $34,246,816 as compared to an accumulated deficit of 31,636,143 at September 30, 2016. As of September 30, 2017, the Company had a working capital deficit of $192,376 as compared to a working capital surplus of $ 49,028 at September 30, 2016. The decrease in the Company’s working capital of $241,404 was primarily due to an decrease in cash on hand as of September 30, 2017.

Net cash used by operations for the years ending September 30, 2017 and 2016 was $1,731,468 and $1,244,762, respectively. The increase in net cash used for operations for the year ending September 30, 2017 as compared to the year ending September 30, 2016 was primarily due to a decrease in shares issued for services.

Net cash used in investing activities for the years ending September 30, 2017 and 2016 was $(Nil) and $114,398, respectively. The decrease in cash used in investing activities was due to increased expenditures on patents for the year ended September 30, 2016. Net cash provided in financing activities for the years ending September 30, 2017 and 2016 was $1,622,510 and $707,000, respectively. The increase in net cash provided by financing activities of $915,510 was primarily due to an increase in proceeds from private placement of common shares during the year ended September 30, 2017.

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

Comparison of Years Ending September 30, 2017 and 2016

	Years ending September 30		Increase /
	2017	2016	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(2,472,482)	(3,344,737)	(872,255)	-26%
Amortization of intangible assets	(138,191)	(129,368)	8,823	7%
Net loss	$(2,610,673)	$(3,474,105)	$(863,432)	-25%

Revenues, Cost of Revenues and Gross Margin

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses for the year ending September 30, 2017 totaled $2,472,482 compared to $3,344,737 during the year ended September 30, 2016.  The decrease in general and administrative expenses of 872,255, or 26% less than the previous year, was primarily due to lower amounts of patent consulting fees, stock-based compensation, and officer and director fees being paid out in the current year as compared to the previous year.

Amortization of Intangible Assets

Amortization of intellectual VoIP communications patent properties for the year ending September 30, 2017 totaled $138,191 compared to $129,368 during the year ended September 30, 2016. The increase in amortization expenses of $8,823, or 7% over the previous year was due to the full amortization reached on Intellectual VoIP patent intangible assets during the current year.

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

Interest Expense

The Company had no interest costs for the years ending September 30, 2017 and 2016.

Net Loss

The Company reported a net loss of $2,610,673 for the year ended September 30, 2017 compared to a net loss of $3,474,105 for the year ended September 30, 2016.  The net loss decrease of $863,432, or 25% over the previous year was due primarily to a decrease in the amount of patent consulting fees, stock-based compensation and officer and director fees paid out during the year ended September 30, 2017.

Off-Balance Sheet Arrangements

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

Subsequent to the year ended September 30, 2017, on November 23, 2017, the board of directors authorized the increase of the Performance Bonus to up to 5% of the capital stock of the Company.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ending September 30, 2017. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data.

VOIP-PAL.com Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year ending September 30, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

We have audited the accompanying consolidated financial statements of Voip-Pal.com Inc. (the “Company”), which comprise the consolidated balance sheets of Voip-Pal.com Inc. as of September 30, 2017 and 2016, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in stockholders’ equity for the years ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Voip-Pal.com Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Voip-Pal.com Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

January 10, 2018

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6

Telephone (604) 687-0947 Davidson-co.com

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30, 2017	September 30, 2016

ASSETS
CURRENT

Cash	$12,157	$121,115
Prepaid expense	12,000	71,250
Legal retainer	100,000	100,000
	124,157	292,365
NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,055,750	1,193,941

TOTAL ASSETS	$1,179,907	$1,486,306

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	$316,533	$243,337

TOTAL LIABILITIES	316,533	243,337

STOCKHOLDERS’ equity
SHARE CAPITAL (Note 9)	1,018,760	933,108
ADDITIONAL PAID-IN CAPITAL (Note 9)	33,028,389	30,882,963
SHARES TO BE ISSUED (Note 9)	1,063,041	1,063,041
DEFICIT	(34,246,816)	(31,636,143)
	863,374	1,242,969

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,179,907	$1,486,306

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2017	September 30, 2016

EXPENSES

Amortization (Note 5)	$138,191	$129,368
Officers and Directors fees (Note 6)	214,400	713,000
Legal fees (Note 6)	911,003	201,065
Office & general	291,988	187,424
Patent consulting fees	227,390	853,060
Professional fees & services (Note 6)	405,834	439,894
Stock-based compensation (Note 10)	421,867	950,294

Total expenses	2,610,673	3,474,105

NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(2,610,673)	$(3,474,105)
Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,111,696,541	1,041,024,918

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years

(Expressed in U.S. Dollars)

	September 30, 2017	September 30, 2016

Cash Flows from Operating Activities
Net loss for the year	$(2,610,673)	$(3,474,105)
Add items not affecting cash:
Stock-based compensation	421,867	950,294
Shares issued for services	231,701	1,121,195
Amortization	138,191	129,368

Changes in non-cash working capital:
Legal retainer	—	(100,000)
Accounts payable and accrued liabilities	73,196	199,736
Prepaid expense	14,250	(71,250)
Cash Flows Used in Operations	(1,731,468)	(1,244,762)

Cash Flows from Investing Activities
Investment in VoIP patents	—	(114,398)
Cash Flows Used in Investing Activities	—	(114,398)

Cash Flows from Financing Activities
Proceeds from convertible debentures	32,500	326,000
Proceeds from private placement	1,590,010	381,000
Cash Flows Provided by Financing Activities	1,622,510	707,000

Decrease in cash	(108,958)	(652,160)

Cash, beginning of the year	121,115	773,275

Cash, end of the year	$12,157	$121,115

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional
	Number	Par Value	Value	Paid-in Capital	Deficit	Total
Balance at September 30, 2015	1,019,658,368	$896,292	$846,721	$28,357,610	$(28,162,038)	$1,938,585

Shares issued in a private placement	10,458,333	10,458	—	370,542	—	381,000
Shares issued as share issuance costs	1,126,667	1,127	—	(1,127)	—	—
Shares issued for debt conversion	8,873,333	8,873	(87,000)	404,127	—	326,000
Shares issued for services	16,357,500	16,358	303,320	801,517	—	1,121,195
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	950,294	—	950,294
Net loss for the year	—	—	—	—	(3,474,105)	(3,474,105)

Balance at September 30, 2016	1,056,474,201	933,108	1,063,041	30,882,963	(31,636,143)	1,242,969

Shares issued in a private placement	73,067,166	73,067	—	1,516,943	—	1,590,010
Shares issued as share issuance costs	4,336,667	4,337	—	(4,337)	—	—
Shares issued for debt conversion	1,400,000	1,400	—	31,100	—	32,500
Shares issued for services	7,747,500	7,748	—	223,953	—	231,701
Shares cancelled on termination of services	(900,000)	(900)	—	(44,100)	—	(45,000)
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	421,867	—	421,867
Net loss for the year	—	—	—	—	(2,610,673)	(2,610,673)

Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at September 30, 2017, had an accumulated deficit of $34,246,816 (September 30, 2016 - $31,636,143). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

Additionally, as the Company’s stated objective is to monetize its patent suite through the licensing or sale of its intellectual property (“IP”), the Company being forced to litigate or to defend its IP claims through litigation casts substantial doubt on its future to continue as a going concern.  IP litigation is generally a costly process, and in the absence of revenue the Company must raise capital to continue its own defense and to validate its claims – in the event of a failure to defend its patent claims, either because of lack of funding, a court ruling against the Company or because of a protracted litigation process, there can be no assurance that the Company will be able to raise additional capital to pay for an appeals process or a lengthy trial.  The outcome of any litigation process may have a significant adverse effect on the Company’s ability to continue as a going concern.

NOTE 2.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2017, Digifonica had no activities.

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

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $12,157 and $121,115 in cash on September 30, 2017 and September 30, 2016, respectively.

NOTE 3.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Intangible Assets

Intangible assets, consisting of Intellectual VoIP communication patent properties are recorded at cost and amortized over the assets estimated life on a straight-line basis. Costs to renew or extend patents are capitalized. Management considers factors such as remaining life of the patents, technological usefulness and other factors in estimating the life of the assets.

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

The fair value of cash is classified as Level 1 at September 30, 2017 and September 30, 2016.

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

NOTE 3.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period. To calculate diluted loss per share the Company uses the treasury stock method and the If-converted method.

For the period ended September 30, 2017 and the year ended September 30, 2016 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.  As of September 30, 2017, the Company’s bank operating account balances were less than the Federal Deposit Insurance Corporation Insurance Limit of $250,000.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on October 1, 2017 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard did not have any impact on the Company’s financial statements.

In January 2016, FASB issued ASU 2016-01 to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning October 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

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

NOTE 3.

SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (Cont’d)

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

In June 2016, the FASB issued ASU 2016-13 to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for the Company beginning October 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of ASU No. 2016-15 on its financial position, results of operations and liquidity.

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

NOTE 5.

INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of September 30, 2017 and September 30, 2016 is as follows:

	September 30, 2017	September 30, 2016
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(496,666)	(358,475)
Net book value	$1,055,750	$1,193,941

There were no disposals of any intangible assets in the years presented.

NOTE 6.

RELATED PARTY TRANSACTIONS

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management during the year ended September 30, 2017 includes:

	September 30, 2017	September 30, 2016
Management fees to the CEO(1)	$90,000	$590,000	(1)
Management fees to the CFO	86,400	60,000
Management fees to the President	38,000	24,000
Directors fees	Nil	39,000
Fees to a director as legal counsel	Nil	125,000
Fees to a director for professional services	76,400	73,068
Stock-based compensation	Nil	66,789
	$290,800	$977,857

(1)	Of the $590,000 in CEO fees for the year ended September 30, 2016, $500,000 was paid through the issuance of 10,000,000 common shares (Note 9).

At September 30, 2017 included in accounts payable and accrued liabilities is $186,700 (2016 – $Nil) owed to current officers and directors. Amounts due to/from related parties are non-interest bearing, unsecured and have no fixed terms of repayment unless otherwise noted.

As at September 30, 2017, included in shares to be issued is $902,000 (September 30, 2016 - $902,000) for unpaid Officer and Director fees and $80,000 (September 30, 2016 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $994,548 (September 30, 2016 - $942,645) was accrued in the year to the Seller of Digifonica for the Anti-Dilution Clause (Notes 4 and 9).

NOTE 7.

SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2017, the Company paid $nil (2016 - $nil) in interest or income taxes.

NOTE 8.

CONVERTIBLE DEBENTURES

The Company from time-to-time issues convertible debentures that are due on demand. The convertible debentures are convertible at fixed conversion rates and typically carry no interest. See Note 9 for details of common shares issued during the year from the conversion of convertible debentures.

NOTE 9.

SHARE CAPITAL

Capital Stock Authorized and Issued:

–	1,300,000,000 common voting shares authorized with a par value of $0.001 each, of which 1,142,125,534 (2016 – 1,056,474,201) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2016 – nil) shares are issued.

Issues during the year ended September 30, 2017

During the year ended September 30, 2017, the Company issued 73,067,166 common shares between $0.02 and $0.03 per common share for cash proceeds of $1,590,010 from private placements, as follows:

–	11,566,666 common shares issued at between $0.02 and $0.03 per common share for cash proceeds of $340,000 from a private placement of common shares;

–	61,500,500 units at between $0.02 and $0.025 per unit for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance; and

During the year ended September 30, 2017, the Company issued 4,336,667 common shares priced at $0.02 and $0.03 per common share as share issuance fees valued at $100,200.

During the year ended September 30, 2017, the Company issued 1,400,000 common shares priced between $0.025 and $0.03 per common share to convert $32,500 of convertible debentures.

NOTE 9.

SHARE CAPITAL (CONT’D)

During the year ended September 30, 2017, the Company issued 7,747,500 common shares priced between $0.025 and $0.05 per common share for services valued at $231,701.

During the year ended September 30, 2017, 900,000 common shares priced at $0.05 per common share were cancelled. The shares had been issued as an advance payment for the provision of services under a contract which was terminated prior to fulfillment.

Issues during the year ended September 30, 2016

During the year ended September 30, 2016, the Company issued 10,458,333 common shares at $0.04 per common share for cash proceeds of $381,000 from private placements.

During the year ended September 30, 2016, the Company issued 1,126,667 common shares priced between $0.03 - $0.04 per common share as consulting fees valued at $39,800.

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

Shares to be Issued

As at September 30, 2017, there are 23,353,846 (September 30, 2016 – 23,353,846) common shares to be issued that are accrued for professional services provided to the Company valued at $1,058,320 (September 30, 2016 – $1,058,320), of which 21,281,903 (September 30, 2016 – 21,281,903) are accrued to management and related parties. As at September 30, 2017, $4,721 (September 30, 2016 – $4,721) was included in common shares to be issued for cash received in advance of common shares being issued.

As at September 30, 2017, there are 57,826,653 (September 30, 2016 - 23,566,119) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $1,937,193 (September 30, 2016 - $942,645).

Warrants

During the year ended September 30, 2017, the Company issued 61,500,500 common share purchase warrants to purchase 61,500,500 common shares in the capital stock of the Company at a price of $0.04 or $0.05 per common share for a period of twelve months from date of issue in private placements of units. As at September 30, 2017, the Company has 61,500,500 (2016 – Nil) warrants outstanding to purchase 61,500,500 common shares at a weighted average price of $0.04 per common share expiring on dates ranging from February 2018 through September 2018. No warrants were issued or outstanding during the year ended September 30, 2016.

Subsequent Issues

Subsequent to the year ended September 30, 2017, the Company:

–	conducted a private placement of units (common shares and common share purchase warrants) in its common stock, issuing 6,306,000 units at between $0.0125 and $0.02 per unit for cash proceeds of $98,120;

–	conducted a private placement of shares in its common stock, issuing 78,731,663 common shares at between $0.015 and $0.06 per common share for cash proceeds of $1,824,475;

–	issued 1,000,000 shares of its common stock at a price of $0.04 per common share on the exercise of common share purchase warrants for gross proceeds of $40,000;

–	issued 158,000 shares of its common stock at a price of $0.015 per common share in payment of consulting services valued at $2,370; and

–	issued 10,000,000 shares of its common stock at a price of $0.06 per common share in payment of consulting services valued at $600,000.

NOTE 10.

STOCK-BASED COMPENSATION

Stock Option Plan

In order to provide incentive to directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the “Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, the Company has in place an incentive Stock Option Plan (the “Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company. The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

During the year ended September 30, 2017, the Company granted options under the Plan to several of its consultants to purchase 11,850,000 common shares in the capital stock of the Company at exercise prices of $0.05 and $0.06 per common share for a period of five years from the date of grant. 11,350,000 of the options granted during the period are vested and exercisable as at September 30, 2017, with the balance to vest within one year of the date of grant.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2015	Nil	$	N/A
Granted	28,000,000		0.06
Balance September 30, 2016	28,000,000		$0.06
Granted	11,850,000		0.05
Balance September 30, 2107	39,850,000		$0.06

The following table summarizes the stock options outstanding at September 30, 2017:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	3.73	14,000,000
14,000,000	0.06	3.94	14,000,000
3,450,000	0.06	4.07	2,950,000
8,400,000	0.05	4.55	8,400,000
39,850,000	$0.06	4.01	39,350,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2017: risk-free rate of 1.25% (2016 – 1.25%), expected life of 5 years (2016 – 5 years), annualized historical volatility of 112.0% (2016 - 112.0%) and a dividend rate of 0% (2016 – 112%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $421,867 for the year ended September 30, 2017 (2016 - $950,294).

The weighted-average grant-date fair value of options granted during the year ended September 30, 2017 was $0.06 (2016 - $0.04). The total intrinsic value of options exercised during the year ended September 30, 2017 was $nil (2016 - $nil).

NOTE 11.

INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2017 and 2016, the Company had net operating loss carryforwards of approximately $24,857,000 and $20,446,000 respectively, to reduce Federal income tax liabilities through 2037.

NOTE 11.

INCOME TAXES (CONT’D)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2017	2016
Loss for the year	$(2,610,673)	$(3,424,105)
Expected income tax (recovery)	$(659,000)	$(877,000)
Change in statutory, foreign tax, foreign exchange rates and other	(1,030,000)	(266,000)
Permanent Difference	143,000	323,000
Change in unrecognized deductible temporary differences	1,546,000	820,000
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2017	Expiry Date Range	2016	Expiry Date Range
Temporary Differences
Intangible assets	$25,356,000	No expiry date	$25,218,000	No expiry date
Non-capital losses available for future period	$24,857,000	2033 to 2037	$20,446,000	2033 to 2036

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

NOTE 13.

CONTINGENT LIABILITIES (CONT’D)

Litigation (Cont’d)

iii)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), as noted below. The outcome of each of these legal actions is undeterminable.

iv)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the year ended September 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $2,699,256,418 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. It is anticipated that this case will also be stayed pending the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office’s (“USPTO”) issuance of final written decisions in IPR proceedings concerning the patents-at-issue (see Inter Partes Reviews below). The outcome of this case is undeterminable.

Inter Partes Reviews

In additional legal actions related to Item iii above, two of the Company’s patents are currently subject to several Inter Partes Reviews (“IPR(s)”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent instituted for IPR may be invalidated as a result of the review.

During the year ended September 30, 2017, eight IPRs were in process at the PTAB, filed against Patent No. 8,542,815 and No. 9,179,005, as follows:

–	Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, reviewing Patent No. 8,542,815. On December 8, 2016, this petition was not instituted by the PTAB;

–	Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, reviewing Patent No. 9,179,005 and Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, reviewing Patent No. 8,542,815, both instituted for IPR on November 21, 2016;

–	AT&T Inc. (Petitioner) filed IPR2017-01382 against Voip-Pal’s Patent No. 8,542,815, IPR2017-01383 against Voip-Pal’s Patent No. 9,179,005, and IPR2017-01384 against Voip-Pal’s Patent No. 9,179,005. Each of these three petitions were instituted for IPR by the PTAB on May 8, 2017; and

–	Apple Inc. (Petitioner) filed IPR2017-01399 against Voip-Pal’s Patent No. 8,542,815, and IPR2017-01398 against Voip-Pal’s Patent No. 9,179,005, which were also both instituted for IPR by the PTAB on May 8, 2017.

Subsequent to the year ended September 30, 2017, on November 21, 2017 the PTAB issued its findings on the seven active IPRs being adjudicated, denying all claims made by the Petitioners (Apple Inc, and AT&T Inc.) in all seven instituted IPRs.

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

Subsequent to the year ended September 30, 2017, on November 23, 2017, the board of directors authorized the increase of the Performance Bonus to up to 5% of the capital stock of the Company.

As at September 30, 2017 and the date of this report, no bonusable event has occurred and there is as yet no Performance Bonus payable.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2017 that have materially affected or are reasonably likely to materially affect such controls.

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

Name	Age	Position	Date

Dr. Colin Tucker	72	Director and Chairman	2013

Emil Malak	65	Director and Chief Executive Officer	2014

Dennis Chang	69	Director and President	2009

Professor Edwin Candy	73	Independent Director	2013

Dr. Ryan L. Thomas	63	Director	2015

D. Barry Lee	61	Chief Financial Officer	2015

Set forth below is a brief description of the background and business experience of each executive officer and director for the past five years:

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

Item 11.	Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Price per Share	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total ($)
Dr. Colin Tucker	2017	—	—	—	—	—	—	—	—
Chairman	2016	$12,000	—	—	—	—	—	—	$12,000
Emil Malak	2017	$90,000	—	—	—	—	—	—	$90,000
CEO & Director	2016	$90,000	—	—	—	—	—	—	$90,000
Dennis Chang	2017	$38,000	—	—	—	—	—	—	$38,000
President / Director	2016	$24,000	—	500,000	$0.05	$15,000	—	—	$39,000
Edwin Candy	2017	—	—	—	—	—	—	—	—
Director	2016	$12,000	—	—	—	—	—	—	$12,000
Ryan L. Thomas	2016	$—	—	—	—	—	—	—	—
Director	2017	$—	—	100,000	$0.05	$5,000	—	$198,068	$203,068
D. Barry Lee	2017	$86,400	—	—	—	—	—	—	$86,400
CFO	2016	$60,000	—	—	—	—	$66,789	—	$126,789

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding common stock and all officers and directors, as a group.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Dr. Colin Tucker The Old House Back Lane Oxhill, Warwickshire, CV350QN, UK	6,000,000	Nil	0.48%
Emil Malak Suite 41-42 Victoria House, 26 Main Street Gibraltar, Gibraltar	Nil	362,063,561 (1)	29.24%
Dennis Chang 1120 South 25th Street, #95 Mount Vernon, WA 98274	16,326,520	Nil	1.32%
Professor Edwin Candy Suite 41-42 Victoria House, 26 Main Street Gibraltar, Gibraltar	Nil	5,000,000 (2)	0.40%
Dr. Ryan L. Thomas 2740 E 1700 N. Layton, UT 84040	1,217,064	Nil	0.10%
D. Barry Lee Suite 283 - 1755 Robson Street Vancouver, BC V6G 3B7 Canada	2,000,000	Nil	0.16%
Talisman Financial, Inc.(3) 76 Dean St. Belize City, Belize	70,000,000	Nil	5.65%

(1)	These shares are held in the name of Digifonica Intellectual Properties (DIP) Limited in trust for Mr. Malak. Mr. Malak has sole voting power over Digifonica Intellectual Properties (DIP) Limited.
(2)	These shares are held in the name of Digifonica Intellectual Properties (DIP) Limited, over which Mr. Malak has sole control, in trust for Mr. Candy.
(3)	Justin West is the control person of Talisman Financial, Inc.

Item 13.	Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2017 the Company paid or accrued $90,000 (2016 - $590,000) to the CEO, $86,400 (2016 - $60,000) to the CFO, $38,000 (2016 - $39,000) to the President, Chairman fees of $Nil (2016 - $12,000) and other Directors fees of $Nil (2016 - $27,000). During the year ended September 30, 2017, the Company paid or accrued $76,400 (2016 - $73,068) for professional fees and services and $Nil (2016 - $125,000) in legal fees paid or accrued to a Director in his capacity as legal counsel. The Company granted Nil (2016 - 2,000,000) stock options to its Directors and Officers, resulting in $Nil (2016 - $66,789) of stock-based compensation.

Included in Shares to be issued as at September 30, 2017 is $902,000 (2016 - $902,000) for unpaid Officer and Director fees and $80,000 (2016 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $994,548 (2016 - $942,645) is accrued to the Seller of Digifonica for the Anti-Dilution Clause.

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

Audit Fees and Services

For the fiscal year ended September 30, 2017 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2017 were as follows:

	2016 to 2017
Audit Fees		$36,720
Audit-Related Fees		$13,020
Tax Fees	$	Nil
All Other Fees	$	Nil

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

VoIP-Pal.Com Inc.
Date: January 12, 2018

	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: January 12, 2018

	By:	/s/ Barry Lee
Barry Lee
Chief Financial Officer