Form 10-Q
period 2017-12-31
Voip-pal.com Inc
filed 2018-02-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2017

or

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

As of February 12, 2018, there were 1,256,462,283 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	December 31, 2017	September 30, 2017

ASSETS
CURRENT

Cash	$1,379,057	$12,157
Subscription receivables (Note 9)	65,000	—
Legal retainer	100,000	100,000
Prepaid expense	12,000	12,000
	1,556,057	124,157

NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	1,021,200	1,055,750

TOTAL ASSETS	$2,577,257	$1,179,907

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	$406,510	$316,533

TOTAL LIABILITIES	$406,510	$316,533

STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 9)	$1,104,956	$1,018,760
ADDITIONAL PAID-IN CAPITAL (Note 9)	34,914,656	33,028,389
SHARES TO BE ISSUED (Note 9)	1,063,041	1,063,041
DEFICIT	(34,911,906)	(34,246,816)
	2,170,747	863,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,577,257	$1,179,907

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

EXPENSES

Amortization (Note 5)	$34,550	$34,548
Officers and Directors Fees (Note 6)	53,100	53,100
Legal fees (Note 6)	343,777	89,619
Office & general	89,205	67,362
Patent consulting fees	33,529	90,000
Professional fees & services (Note 6)	110,930	80,880
Stock-based compensation (Note 10)	—	117,090

Total expenses	665,090	532,599

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(665,090)	$(532,599)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,166,319,004	1,064,989,925

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Cash Flows from Operating Activities
Net loss for the period	$(665,090)	$(532,599)
Add items not affecting cash:
Stock-based compensation	—	117,090
Shares issued for services and finder’s fees	2,370	112,400
Amortization	34,550	34,548

Changes in non-cash working capital:
Prepaid expense	—	22,500
Accounts payable	89,977	(155,435)
Subscription receivables	(65,000)	—
Cash Flows Used in Operating Activities	(603,193)	(401,496)

Cash Flows from Investing Activities
Investment in Intangible assets	—	—
Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	72,500
Proceeds from private placement	1,930,093	275,000
Proceeds from warrant exercise	40,000	—

Cash Flows Provided by Financing Activities	1,970,093	347,500

Decrease in cash	1,366,900	(53,996)

Cash, beginning of the period	12,157	121,115

Cash, end of the period	$1,379,057	$67,119

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

				Additional Paid-in Capital
	Common Shares		Shares to be Issued
	Number	Par Value	Value		Deficit	Total
Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969

Shares issued for private placement	73,067,166	73,068	—	1,516,943	—	1,590,010
Shares Issued as finder’s fees	4,336,667	4,337	—	(4,337)	—	—
Shares issued for debt conversion	1,400,000	1,400	—	31,100	—	32,500
Shares issued for services	7,747,500	7,748	—	223,953	—	231,700
Shares cancelled on termination of services	(900,000)	(900)	—	(44,100)	—	(45,000)
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	421,867	—	421,867
Net loss for the period	—	—	—	—	(2,610,673)	(2,610,673)
Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374

Shares issued for private placement	85,037,663	85,038	—	1,845,055	—	1,930,093
Shares issued for warrant exercise	1,000,000	1,000	—	39,000	—	40,000
Shares issued for debt conversion	—	—	—	—	—	—
Shares issued for services	158,000	158	—	2,212	—	2,370
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted	—	—	—	—	—	—
Net loss for the period	—	—	—	—	(665,090)	(665,090)
Balance at December 31, 2017	1,228,321,197	$1,104,956	$1,063,041	$34,914,656	$(34,911,906)	$2,170,747

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2017

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at December 31, 2017, had an accumulated deficit of $34,911,906 (September 30, 2017 - $34,246,816). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2017, Digifonica had no activities.

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

December 31, 2017

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $1,379,057 and $12,157 in cash on December 31, 2017 and September 30, 2017, respectively.

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

The fair value of cash is classified as Level 1 at December 31, 2017 and September 30, 2017.

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

December 31, 2017

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

For the three-month period ended December 31, 2017 and the year ended September 30, 2017 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions. As of December 31, 2017, the Company’s bank operating account balances exceeded than the Federal Deposit Insurance Corporation Insurance Limit of $250,000 by $1,129,063.

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

December 31, 2017

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

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2017 and September 30, 2017 is as follows:

	December 31, 2017	September 30, 2017
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(531,216)	(496,666)
Net book value	$1,021,200	$1,055,750

There were no disposals of any intangible assets in the years presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2017

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management during the period ended December 31, 2017 includes:

	December 31, 2017	December 31, 2016
Management fees to the CEO	$22,500	$22,500
Management fees to the CFO	21,600	21,600
Management fees to the President	9,000	9,000
Directors fees	Nil	14,900
	$53,100	$68,000

At December 31, 2017 included in accounts payable and accrued liabilities is $227,200 (September 30, 2017 - $186,700) owed to current officers and directors. Amounts due to/from related parties are non-interest bearing, unsecured and have no fixed terms of repayment unless otherwise noted.

As at December 31, 2017, included in shares to be issued is $902,000 (September 30, 2017 - $902,000) for unpaid Officer and Director fees and $80,000 (September 30, 2017 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $2,726,179 (September 30, 2017 - $994,548) was accrued in the year to the Seller of Digifonica for the Anti-Dilution Clause (Notes 4 and 9).

NOTE 7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three-month period ended December 31, 2017, the Company paid $nil (September 30, 2017 - $nil) in interest or income taxes.

NOTE 8.	CONVERTIBLE DEBENTURES

The Company from time-to-time issues convertible debentures that are due on demand. The convertible debentures are convertible at fixed conversion rates and typically carry no interest. See Note 9 for details of common shares issued during the period from the conversion of convertible debentures.

As at December 31, 2017 there are $nil (September 30, 2017 - $nil) in convertible debentures issued and outstanding.

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	1,300,000,000 common voting shares authorized with a par value of $0.001 each, of which 1,228,321,197 (September 30, 2017 – 1,142,125,534) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2016 – nil) shares are issued.

Subsequent to the period ended December 31, 2017, the board of directors of the Company authorized the increase of the Company’s capital stock to 1,500,000,000 common voting shares with a par value of $0.001 per share.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2017

NOTE 9.	SHARE CAPITAL

Issues during the three-month period ended December 31, 2017

During the three-month period ended December 31, 2017, the Company issued:

–	78,731,663 common shares issued at between $0.015 and $0.06 per common share for cash proceeds of $1,759,475 and $65,000 in subscriptions receivable (received subsequent to period end) from private placements of common shares;

–	6,306,000 units at between $0.0125 per $0.02 unit for cash proceeds of $98,120. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance.

–	1,000,000 common shares at $0.04 per common share for gross cash proceeds of $40,000 on the exercise of 1,000,000 common share purchase warrants; and

–	158,000 common shares priced at $0.015 per common share for services valued at $2,370.

Issues during the year ended September 30, 2017

During the year ended September 30, 2017, the Company issued 73,067,166 common shares priced between $0.02 and $0.03 per common share for cash proceeds of $1,590,010 from private placements, as follows:

–	11,566,666 common shares issued at between $0.02 and $0.03 per common share for cash proceeds of $340,000 from a private placement of common shares;

–	61,500,500 units at between $0.02 and $0.025 per unit for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance; and

During the year ended September 30, 2017, the Company issued:

–	7,747,500 common shares priced between $0.025 and $0.05 per common share for services valued at $231,701;

–	4,336,667 common shares priced at $0.02 and $0.03 per common share as share issuance fees valued at $100,200; and

–	1,400,000 common shares priced between $0.025 and $0.03 per share to convert $32,500 of convertible debentures.

During the year ended September 30, 2017, 900,000 common shares priced at $0.05 per common share were cancelled. The shares had been issued as an advance payment for the provision of services under a contract which was terminated prior to fulfillment.

Shares to be Issued

As at December 31, 2017, there are 23,353,846 (September 30, 2017 – 23,353,846) common shares to be issued that are accrued for professional services provided to the Company valued at $1,058,320 (September 30, 2017 – $1,058,320), of which 21,281,903 (September 30, 2017 – 21,281,903) are accrued to management and related parties. As at December 31, 2017, $4,721 (September 30, 2017 – $4,721) was included in common shares to be issued for cash received in advance of common shares being issued.

As at December 31, 2017, there are 92,304,918 (September 30, 2017 – 57,826,653) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $2,726,179 (September 30, 2017 - $1,937,193).

Warrants

During the year ended September 30, 2017, the Company issued 61,500,500 common share purchase warrants to purchase 61,500,500 common shares in the capital stock of the Company at a price of $0.04 or $0.05 per common share for a period of twelve months from date of issue in private placements of units.

During the three-month period ended December 31, 2017, the Company issued 6,306,000 common share purchase warrants to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 or $0.05 per common share for a period of twelve months from date of issue in private placements of units.

As at December 31, 2017, the Company has 66,406,500 (September 30, 2017 – 61,500,500) common share purchase warrants outstanding to purchase 66,406,500 common shares at a weighted average price of $0.04 per share expiring on dates ranging from February through December 2018.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2017

NOTE 9.	SHARE CAPITAL (CONT’D)

Subsequent Issues

Subsequent to the year ended December 31, 2017, the Company

–	conducted private placements of shares in its common stock, issuing 15,716,086 common shares at $0.06 per share for cash proceeds of $942,965;

–	issued 2,425,000 shares of its common stock at a price of $0.04 per share on the exercise of common share purchase warrants for proceeds of $97,000; and

–	issued 10,000,000 shares of its common stock at a price of $0.06 per share in payment of consulting services valued at $600,000.

NOTE 10.	STOCK-BASED COMPENSATION

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

During the three-month period ended December 31, 2017, the Company granted no options under the plan. All options granted during the year ended September 30, 2017 are vested and exercisable as at December 31, 2017.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2016	28,000,000	$0.060
Granted	11,850,000	0.053
Balance September 30, 2017	39,850,000	$0.058
Granted	Nil	Nil
Balance December 31, 2017	39,850,000	$0.058

The following table summarizes the stock options outstanding at December 31, 2017:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	3.48	14,000,000
14,000,000	0.06	3.68	14,000,000
3,450,000	0.06	3.82	3,450,000
8,400,000	0.05	4.30	8,400,000
39,850,000	$0.058	3.75	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2017: risk-free rate of 1.25% (2016 – 1.25%), expected life of 5 years (2016 – 5 years), annualized historical volatility of 112.0% (2016 - 112.0%) and a dividend rate of 0% (2016 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was Nil for the three-month period ended December 31, 2017.

The weighted-average grant-date fair value of options granted during the three-month period ended December 31, 2017 was $nil (2016 - $0.04). The total intrinsic value of options exercised during the three-month period ended December 31, 2017 was $nil (2016 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2017

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

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), as noted below. The outcome of each of these legal actions is undeterminable.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2017

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Litigation (cont’d)

Inter Partes Reviews

In additional legal actions related to Item iii above, two of the Company’s patents are currently subject to several Inter Partes Reviews (“IPR(s)”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent instituted for IPR may be invalidated as a result of the review.

During the three-month period ended December 31, 2017, eight IPRs were in process at the PTAB, filed against Patent No. 8,542,815 and No. 9,179,005, as follows:

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

On November 21, 2017, the PTAB issued its findings on the seven active IPRs being adjudicated, denying all claims made by the Petitioners (Apple Inc, and AT&T Inc.) in all seven instituted IPRs.

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

During the three-month period ended December 31, 2017, the board of directors authorized the increase of the Performance Bonus to up to 5% of the capital stock of the Company.

As at December 31, 2017 and the date of this report, no bonusable event has occurred and there is as yet no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the three-month period ended December 31, 2017 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2017 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three-month period ending December 31, 2017 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending December 31, 2017 and 2016

	Three months ending December 31		Increase/
	2017	2016	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(630,451)	(498,052)	132,489	27%
Amortization of intangible assets	(34,550)	(34,547)	3	0%
Net loss	$(665,091)	$(532,599)	$132.492	25%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2017 totaled $630,451 compared to $498,052 during the same period in 2017.  The increase in general and administrative expenses of 132,489, or 27% more than the previous year, was primarily due to an increase in legal and professional fees and services expended on patent-related costs as compared to the previous period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending December 31, 2017 totaled $34,550 compared to $34,547 during the same period in 2016. There was no material increase or decrease in amortization expenses as compared to the previous period.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2017 and 2016.

NET LOSS

The Company reported a net loss of $665,091 for the three months ending December 31, 2017 compared to a net loss of $532,599 for the same period in 2016.  The net loss increase of $132,492, or 25% over the same period in 2016 was primarily due to an increase in legal and professional fees and services expended on patent-related costs as compared to the previous period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, the Company had an accumulated deficit of $34,911,907 as compared to an accumulated deficit of 34,246,816 at December 31, 2016. As of December 31, 2017, the Company had a working capital surplus of $1,149,547 as compared to a working capital deficit of $ 192,375 at December 31, 2016. The increase in the Company’s working capital of $1,341,923 was primarily due to an increase in cash on hand received from private placements of common stock as compared to the previous period.

Net cash used by operations for the three months ending December 31, 2017 and 2016 was $603,195 and $401,496, respectively. The increase in net cash used for operations for the three months ending December 31, 2017 as compared to the three months ending December 31, 2016 was primarily due to an increase in cash expenditures for patent-related legal and professional fees and services.

Net cash used in investing activities for the three months ending December 31, 2017 and 2016 was $Nil. Net cash provided in financing activities for the three months ending December 31, 2017 and 2016 was $1,970,095 and $347,500, respectively. The increase in net cash provided by financing activities of $1,622,595 was primarily due to an increase in proceeds received from private placement of common shares during the three-month period ended December 31, 2017.

Liquidity

The Company primarily finances its operations from cash received through the private placements of its common stock and the exercise of warrants from investors and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next 12 months.

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

During the period ended December 31, 2017, the board of directors authorized the increase of the Performance Bonus to up to 5% of the capital stock of the Company.

As at December 31, 2017 and the date of this report, no bonusable event has occurred and there is as yet no Performance Bonus payable.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2017. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2017:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect such controls.

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

v)	Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

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

vi)	Voip-Pal.com Inc. v Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

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

vii)	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases are currently stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), as noted below. The outcome of each of these legal actions is undeterminable.

viii)	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

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

During the three-month period ended December 31, 2017, eight IPRs were in process at the PTAB, filed against Patent No. 8,542,815 and No. 9,179,005, as follows:

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

On November 21, 2017, the PTAB issued its findings on the seven active IPRs being adjudicated, denying all claims made by the Petitioners (Apple Inc, and AT&T Inc.) in all seven instituted IPRs.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

During the period ended December 31, 2017, the Company issued 158,000 common shares priced at $0.015 per common share for services valued at $2,370.

During the period ended December 31, 2017, the Company issued 78,731,663 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $1,824,475 from private placements of common shares; 6,306,000 units at between $0.0125 per $0.02 unit for cash proceeds of $98,120, each unit consisting of one common share and one common share purchase warrant, each warrant allowing the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance; and 1,000,000 common shares at $0.04 per common share for cash proceeds of $40,000 on the exercise of 1,000,000 common share purchase warrants. These transactions were exempt from securities registration as provided by Regulation D of the Securities Act for sales within the United States and by Regulation S of the Securities Act for sales made outside of the United States.

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

DATED: February 14, 2018	By: /s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 14, 2018	By: /s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer