Form 10-Q
period 2018-06-30
Voip-pal.com Inc
filed 2018-08-13
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

or

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

As of August 13, 2018, there were 1,493,021,135 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	June 30, 2018	September 30, 2017

ASSETS

CURRENT

Cash	$2,797,305	$12,157
Legal retainer	100,000	100,000
Prepaid expense	12,000	12,000
	2,909,305	124,157

NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	952,100	1,055,750

TOTAL ASSETS	$3,861,405	$1,179,907

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$341,870	$316,533

TOTAL LIABILITIES	$341,870	$316,533

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 9)	$1,246,435	$1,018,760
ADDITIONAL PAID-IN CAPITAL (Note 9)	43,931,020	33,028,389
SHARES TO BE ISSUED (Note 9)	35,000	1,063,041
DEFICIT	(41,692,920)	(34,246,816)
	3,519,535	863,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,861,405	$1,179,907

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

EXPENSES

Amortization	$34,550	$34,548	$103,650	$103,643
Officers and Directors Fees (Note 6)	55,300	55,100	161,500	161,300
Legal fees (Note 6)	231,233	218,570	859,885	591,130
Office & general	71,978	90,221	259,635	269,938
Patent consulting fees	30,207	30,000	73,736	160,000
Professional fees & services (Note 6)	187,976	189,608	3,215,823	343,882
Stock-based compensation (Note 10)	120,825	304,777	2,771,875	421,867

Total expenses	732,069	922,824	7,446,104	2,051,760

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(732,069)	$(922,824)	$(7,446,104)	$(2,051,760)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	1,464,963,231	1,092,945,507	1,421,320,380	1,085,800,101

The accompanying notes are an integral part of these consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities
Net loss for the period	$(7,446,104)	$(2,051,760)
Add items not affecting cash:
Stock-based compensation	2,771,875	421,867
Shares issued for services and finder’s fees	2,818,330	195,200
Amortization	103,650	103,643

Changes in non-cash working capital:
Prepaid expense	—	26,250
Accounts payable	25,337	(102,437)

Cash Flows Used in Operating Activities	(1,726,912)	(1,407,237)

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	32,500
Proceeds from private placement	2,936,060	1,263,000
Proceeds from warrant exercise	1,576,000	—
Cash Flows Provided by Financing Activities	4,512,060	1,295,500

Increase (decrease) in cash	2,785,148	(111,737)

Cash, beginning of the period	12,157	121,115

Cash, end of the period	$2,797,305	$9,378

Supplemental cash flow information – Note 7

The accompanying notes are an integral part of these consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

			Shares to be	Additional
	Common Shares		Issued	Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969
Shares issued for private placement	73,067,166	73,067	—	1,516,943	—	1,590,010
Shares issued as finder’s fees	4,336,667	4,337	—	(4,337)	—	—
Shares issued for debt conversion	1,400,000	1,400	—	31,100	—	32,500
Shares issued for services	7,747,500	7,748	—	223,953	—	231,701
Shares cancelled on termination of services	(900,000)	(900)	—	(44,100)	—	(45,000)
Shares to be issued for Anti-Dilution Clause (Notes 4 & 9)	—	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	421,867	—	421,867
Net loss for the period	—	—	—	—	(2,610,673)	(2,610,673)
Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374
Shares issued for private placement	101,803,749	101,804	—	2,834,256	—	2,936,060
Shares issued for warrant exercise	38,525,000	38,525	—	1,502,475	—	1,541,000
Shares issued for services	87,345,500	87,346	(1,063,041)	3,794,025	—	2,818,330
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	118,121,352	—	—	—	—	—
Deposits for warrants to be exercised	—	—	35,000	—	—	35,000
Share purchase options granted (Note 10)	—	—	—	2,771,875	—	2,771,875
Net loss for the period	—	—	—	—	(7,446,104)	(7,446,104)
Balance at June 30, 2018	1,487,921,135	$1,246,435	$35,000	$43,931,020	$(41,692,920)	$3,519,535

The accompanying notes are an integral part of these consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company continues to incur losses and, at June 30, 2018, had an accumulated deficit of $41,692,920 (September 30, 2017 - $34,246,816). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2018, Digifonica had no activities.

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

June 30, 2018

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $2,797,305 and $12,157 in cash on June 30, 2018 and September 30, 2017, respectively.

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

The fair value of cash is classified as Level 1 at June 30, 2018 and September 30, 2017.

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

June 30, 2018

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

For the nine-month period ended June 30, 2018 and the year ended September 30, 2017 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions. As of June 30, 2018, the Company’s bank operating account balances exceeded the Federal Deposit Insurance Corporation Insurance Limit of $250,000 by $2,547,305.

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

June 30, 2018

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

The Company acquired certain patents and technology from Digifonica in December 2013 (See Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2018 and September 30, 2017 is as follows:

	June 30, 2018	September 30, 2017
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(600,316)	(496,666)
Net book value	$952,100	$1,055,750

There were no disposals of any intangible assets in the periods presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management during the period ended June 30, 2018 includes:

	June 30, 2018	June 30, 2017
Management fees paid or accrued to the CEO	$67,500	$67,500
Management fees paid or accrued to the CFO	64,800	64,800
Management fees paid or accrued to the President	29,200	29,000
Directors’ fees	Nil	Nil
	$161,500	$161,300

At June 30, 2018 included in accounts payable and accrued liabilities is $318,100 (September 30, 2017 - $186,700) owed to current officers and directors. Amounts due to/from related parties are non-interest bearing, unsecured and have no fixed terms of repayment unless otherwise noted.

As at June 30, 2018, included in shares to be issued is $Nil (September 30, 2017 - $902,000) for unpaid Officer and Director fees and $Nil (September 30, 2017 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $3,978,558 (September 30, 2017 - $994,548) was accrued in the period to the Seller of Digifonica for the Anti-Dilution Clause (Notes 4 and 9).

NOTE 7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine-month period ended June 30, 2018, the Company paid $nil (June 30, 2017 - $nil) in interest or income taxes.

During the nine-month period ended June 30, 2018, the Company reclassified $1,063,041 from Shares to be issued into Additional paid-in capital upon the issuance of shares (2017- $Nil).

NOTE 8.	CONVERTIBLE DEBENTURES

The Company from time-to-time issues convertible debentures that are due on demand. The convertible debentures are convertible at fixed conversion rates and typically carry no interest. See Note 9 for details of common shares issued during the period from the conversion of convertible debentures.

As at June 30, 2018 there are $nil (September 30, 2017 - $nil) in convertible debentures issued and outstanding.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	2,000,000,000 common voting shares authorized with a par value of $0.001 each, of which 1,487,921,135 (September 30, 2017 – 1,142,125,534) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2017 – nil) shares are issued.

During the nine-month period ended June 30, 2018, the board of directors of the Company authorized the increase of the Company’s capital stock to 2,000,000,000 (September 30, 2017 – 1,300,000) common voting shares with a par value of $0.001 per share.

Issues during the nine-month period ended June 30, 2018

During the nine-month period ended June 30, 2018, the Company issued:

–	95,497,749 common shares issued at between $0.015 and $0.06 per common share for cash proceeds of $2,837,940 from private placements of common shares;

–	6,306,000 units at between $0.0125 and $0.02 per unit for cash proceeds of $98,120. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance;

–	38,525,000 common shares at $0.04 per common share for cash proceeds of $1,541,000 on the exercise of 38,525,000 common share purchase warrants;

–	87,345,500 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $2,818,330; and

–	118,121,352 common shares priced at $0.02 per common share pursuant to the Anti-Dilution Clause for a value of $2,362,427.

The Company also received $35,000 in deposits prior to June 30, 2018 for warrants that were exercised after period end.

Issues during the year ended September 30, 2017

During the year ended September 30, 2017, the Company issued:

–	73,067,166 common shares priced between $0.02 and $0.03 per common share for cash proceeds of $1,590,010 from private placements, as follows:

○	11,566,666 common shares priced between $0.02 and $0.03 per common share for cash proceeds of $340,000 from a private placement of common shares;

○	61,500,500 units priced between $0.02 and $0.025 per unit for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance;

–	7,747,500 common shares priced between $0.025 and $0.05 per common share for services valued at $231,701;

–	4,336,667 common shares priced at $0.02 and $0.03 per common share as share issuance fees valued at $100,200; and

–	1,400,000 common shares priced between $0.025 and $0.03 per share to convert $32,500 of convertible debentures.

During the year ended September 30, 2017, 900,000 common shares priced at $0.05 per common share were cancelled. The shares had been issued as an advance payment for the provision of services under a contract which was terminated prior to fulfillment.

Subsequent Issues

Subsequent to the nine-month period ended June 30, 2018, the Company issued 3,600,000 common shares at $0.04 per common share for cash proceeds of $144,000 on the exercise of 3,600,000 common share purchase warrants.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

NOTE 9.	SHARE CAPITAL (CONT’D)

Shares to be Issued

As at June 30, 2018, there are $Nil (September 30, 2017 – 23,353,846) common shares to be issued that are accrued for professional services provided to the Company valued at $Nil (September 30, 2017 – $1,058,320), of which $Nil (September 30, 2017 – 21,281,903) are accrued to management and related parties.

As at June 30, 2018, there are 38,175,001 (September 30, 2017 – 57,826,653) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $3,978,558 (September 30, 2017 - $1,937,193).

Warrants

During the year ended September 30, 2017, the Company issued 61,500,500 common share purchase warrants to purchase 61,500,500 common shares in the capital stock of the Company at a price of $0.04 or $0.05 per common share for a period of twelve months from date of issue in private placements of units.

During the nine-month period ended June 30, 2018, the Company issued 6,306,000 common share purchase warrants to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share for a period of twelve months from date of issue in private placements of units.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 31, 2016	Nil	$	N/A
Issued in unit private placement	61,500,500		0.04
Exercised	Nil		N/A
Expired	Nil		N/A
Balance September 31, 2017	61,500,500		0.04
Issued in unit private placement	6,306,000		0.04
Exercised	(38,525,000)		0.04
Expired	(10,375,000)		0.04
Balance June 30, 2018	18,906,500		$0.04

The following table summarizes the share purchase warrants outstanding at June 30, 2018:

Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
18,906,500	$0.04	0.47 years

As at June 30, 2018, the Company has 18,906,500 (September 30, 2017 – 61,500,500) common share purchase warrants outstanding to purchase 18,906,500 common shares at a weighted average price of $0.04 per share expiring on dates ranging from July through December 2018.

Subsequent to June 30, 2018, 5,100,000 common share purchase warrants were exercised at a price of $0.04 per share for proceeds of $204,000.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

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

During the nine-month period ended June 30, 2018, the Company granted 18,500,000 options to purchase 18,500,000 common shares at an exercise price of $0.18 per common share under the plan. 16,500,000 of the options granted during the nine-month period ended June 30, 2018 are vested and exercisable as at June 30, 2018.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2016	28,000,000	$0.060
Granted	11,850,000	0.053
Balance September 30, 2017	39,850,000	$0.058
Granted	18,500,000	0.180
Balance June 30, 2018	58,350,000	$0.058

The following table summarizes the stock options outstanding at June 30, 2018:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	3.48	14,000,000
14,000,000	0.06	3.69	14,000,000
3,450,000	0.06	3.82	3,450,000
8,400,000	0.05	4.30	8,400,000
18,500,000	0.18	4.92	16,500,000
58,350,000	$0.058	3.76	56,350,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2018: risk-free rate of 1.62% (2017 – 1.25%), expected life of 5 years (2017 – 5 years), annualized historical volatility of 138.8% (2017 - 112.0%) and a dividend rate of 0% (2017 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was 2,771,875 ($0.14 per share) for the nine-month period ended June 30, 2018.

The weighted-average grant-date fair value of options granted during the nine-month period ended June 30, 2018 was $0.14 (2017 - $0.04). The total intrinsic value of options exercised during the nine-month period ended June 30, 2018 was $nil (2017 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2018

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Inter Partes Reviews

In additional legal actions related to Item iii above, two of the Company’s patents are currently subject to several Inter Partes Reviews (“IPR(s)”) before the PTAB. An IPR allows the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent instituted for IPR may be invalidated as a result of the review.

During the nine-month period ended June 30, 2018, eight IPRs were in process at the PTAB, filed against Patent No. 8,542,815 and No. 9,179,005, as follows:

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

During the nine-month period ended June 30, 2018, on November 21, 2017, the PTAB issued its findings on the seven active IPRs being adjudicated, denying all claims made by the Petitioners (Apple Inc, and AT&T Inc.) in all seven instituted IPRs. The final ruling on these IPRs has been delayed by the PTAB while it considers a motion for sanctions against the Company brought by Petitioner Apple, Inc. after the PTAB’s November findings. The outcome of the Petitioner’s motion is undeterminable.

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

During the nine-month period ended June 30, 2018, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

As at June 30, 2018 and the date of this report, no bonusable event has occurred and there is as yet no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the quarterly period ended June 30, 2018 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2017 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three and nine months ending June 30, 2018 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months and Nine Months Ending June 30, 2018 and 2017

	Three Months Ending June 30		Increase/
	2018	2017	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(576,693)	(888,276)	(311,583)	35%
Amortization of intangible assets	(34,550)	(34,548)	2	0.01%
Net loss	$(611,243)	$(922,824)	$(311,581)	34%

	Nine Months Ending June 30		Increase/
	2018	2017	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(7,221,629)	(1,948,117)	5,273,512	271%
Amortization of intangible assets	(103,650)	(103,643)	7	0.01%
Net loss	$(7,325,279)	$(2,051,760)	$5,273,519	257%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and nine-month periods ending June 30, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2018 totaled $576,693 compared to $888,276 during the same period in 2017.  The decrease in general and administrative expenses of $311,583, or 34% less than the previous year, was due to lower stock-based compensation-based compensation paid out as compared to the same period in 2017.

General and administrative expenses for the nine months ending June 30, 2018 totaled $7,221,629 compared to $1,948,117 during the same period in 2017. The increase in general and administrative expenses of $5,273,512 or 271% more than the previous year, was primarily due to higher professional fees and services related to the patent lawsuits filed by the Company and a large increase in stock-based compensation.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intellectual VoIP communications patent properties for the three months ending June 30, 2018 totaled $34,550 compared to $34,548 during the same period in 2017. There was no material difference between the amortization expenses for the three months ending June 30, 2018 as compared to the same period in 2017.

Amortization of the intellectual VoIP communications patent properties for the nine months ending June 30, 2018 totaled $103,650 compared to $103,643 during the same period in 2017. There was no material difference between the amortization expenses for the nine months ending June 30, 2018 as compared to the same period in 2017.

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

SHARE ISSUANCE COSTS

During the nine-month period ending June 30, 2018, the Company issued 118,121,352 common shares, priced at $0.02 per common share pursuant to the Anti-Dilution Clause for an aggregate value of $2,362,427. There were no share issuances for the Anti-Dilution Clause during the same period in 2017. These costs were recorded as share issuance costs against the Company’s capital account.

INTEREST EXPENSE

The Company had no financing or interest costs for the three- or nine-month periods ending June 30, 2018 and 2017.

NET LOSS

The Company reported a net loss of $611,243 for the three months ended June 30, 2018 compared to a net loss of $922,824 for the same period in 2017.  The net loss decrease of $311,581, or 34% over the same period in 2017 was due primarily to a decrease in stock based compensation as compared to the same period in 2017.

The Company reported a net loss of $7,325,279 for the nine months ended June 30, 2018 compared to a net loss of $2,051,760 for the same period in 2017. The net loss increase of $5,273,519, or 257% over the same period in 2017 was due primarily to an increase in professional and legal fees related to the patent lawsuits filed by the Company, stock-based compensation and the write-down of intangible acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had an accumulated deficit of $41,572,093 as compared to an accumulated deficit of $33,687,903 at June 30, 2017. As of June 30, 2018, the Company had a working capital surplus of $2,567,435 as compared to a working capital deficit of $31,522 at June 30, 2018, 2017. The increase in the Company’s working capital surplus of $2,598,957 was primarily due to an increase in cash proceeds from private placements and warrant exercises.

Net cash used by operations for the three months ending June 30, 2018 and 2017 was $475,387 and $531,901, respectively. The decrease in net cash used for the three months ending June 30, 2018 as compared to the three months ending June 30, 2017 was primarily due to lower general and administrative expenses.

Net cash used by operations for the nine months ending June 30, 2018 and 2017 was $1,726,912 and $1,407,237, respectively. The increase in net cash used for the nine months ending June 30, 2018 as compared to the nine months ending June 30, 2017 was primarily due to a higher net loss for the period.

Net cash used in investing activities for the three and nine months ending June 30, 2018 and 2017 was $Nil.

Net cash provided in financing activities for the three months ending June 30, 2018 and 2017 was $630,000 and $451,000, respectively. The increase in net cash provided by financing activities of $179,000 was primarily due to an increase in cash proceeds from private placements and warrant exercises.

Net cash provided in financing activities for the nine months ending June 30, 2018 and 2017 was $4,512,060 and $1,295,500, respectively. The increase in net cash provided by financing activities of $3,216,560 primarily due to an increase in cash proceeds from private placements and warrant exercises.

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

During the nine-month period ended June 30, 2018, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

There are no other off- balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ending June 30, 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2018:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect such controls.

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

During the nine-month period ended March 31, 2018, eight IPRs were in process at the PTAB, filed against Patent No. 8,542,815 and No. 9,179,005, as follows:

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

During the nine-month period ended June 30, 2018, on November 21, 2017, the PTAB issued their Final Written Decisions on the seven active IPRs being adjudicated, denying all claims made by the Petitioners (Apple Inc, and AT&T Inc.) in all seven instituted IPRs, upholding the validity of the patents, which validity had been challenged by the Petitioners. Subsequent to the Final Written Decisions, the PTAB is considering a motion for sanctions against the Company brought by Apple, Inc. While there is no appeal allowed in IPR proceedings, Apple’s post-judgment motions seek invalidation of certain of the patents or a new trial in the alternative, as a sanction against the Company for alleged misconduct during the IPR proceedings. The outcome of the Petitioner’s motion is undeterminable.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

During the period ended June 30, 2018, the Company issued 87,345,500 common shares priced at between $0.02 and $0.06 per common share for services valued at $2,818,330.

During the period ended June 30, 2018, the Company issued 118,121,352 common shares priced at $0.02 per common share pursuant to the Anti-Dilution Clause for an aggregate value of $2,244,306.

During the period ended June 30, 2018, the Company issued: i) 101,803,749 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $2,939,060 from private placements of common shares; ii) 6,306,000 units at $0.0125 per unit for cash proceeds of $103,120, each unit consisting of one common share and one common share purchase warrant, each warrant allowing the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance; and iii) 38,725,000 common shares at $0.04 per common share for cash proceeds of $1,549,000 on the exercise of 38,725,000 common share purchase warrants. These transactions were exempt from securities registration as provided by Regulation D of the Securities Act for sales within the United States and by Regulation S of the Securities Act for sales made outside of the United States.

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

DATED: August 13, 2018	By: /s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 13, 2018	By: /s/D. Barry Lee
D. Barry Lee
Chief Financial Officer