Form 10-K
period 2018-09-30
Voip-pal.com Inc
filed 2019-01-11
CIK 1410738

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2018

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The market value of the voting stock held by non-affiliates was $95,744,566 based on 1,007,837,535 shares held by non-affiliates. These computations are based upon the closing sales price of $0.095 per share of the Company on OTC Markets, Inc. on March 31, 2018.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 10, 2019
Common Stock, $0.001 par value per share	1,947,980,092

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

The Company was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. and changed its name to VOIP MDU.com in 2004 and subsequently to VoIP-Pal.Com Inc. in 2006. Since March 2004, the Company has been in the development stage of becoming a Voice-over-Internet Protocol (“VoIP”) re-seller, a provider of a proprietary transactional billing platform tailored to the points and air mile business, and a provider of anti-virus applications for smartphones.

In 2013, Voip-Pal acquired Digifonica International (DIL) Limited (“Digifonica”), to fund and co-develop Digifonica’s patent suite. Digifonica had been founded in 2003 with the vision that the internet would be the future of all forms of telecommunications - a team of twenty top engineers with expertise in Linux and Internet telephony developed and wrote a software suite with applications that provided solutions for several core areas of internet connectivity. In order to properly test the applications, Digifonica built and operated three production nodes in Vancouver, Canada (Peer 1), London, UK (Teliasonera), and Denmark. Upon successfully developing the technology, Digifonica filed for patents with the United States Patent and Trademark Office (“USPTO”).

The Digifonica patents formed the basis for Voip-Pal’s current intellectual property, now a worldwide portfolio of issued and pending patents primarily designed for the broadband VoIP market.

The Issuer’s primary and secondary SIC Codes are 4813 and 4899.

The Issuer’s fiscal year end date is September 30.

Principal Products or Services

VoIP-PAL owns a worldwide portfolio of issued patents covering numerous inventions, including, but not limited to the following technology areas:

1.	classification and routing of communications over different networks and over geographically distributed nodes;

2.	lawful intercept of such communications;

3.	enhanced emergency calling support (e.g., E911);

4.	mobile gateways;

5.	uninterrupted transmission during endpoint changes; and

6.	metering and billing, including the reselling of “white label” telecommunication services.

VoIP-PAL has one or more continuation patent applications pending in each of its U.S. patent families.

VoIP-PAL is currently pursuing patent infringement lawsuits against several Fortune 500 companies that the Company believes are practicing its patented inventions. Two of VoIP-Pal’s patents (U.S. Patent Nos. 8,542,815 and 9,179,005) have undergone extensive review by the USPTO’s Patent Trial and Appeal Board (PTAB).

VoIP-Pal’s Patent Portfolio

A brief summary of the Company’s patents is provided below, focusing primarily on patents which have been issued in the U.S. (the Company’s related pending U.S. patent applications and foreign patent assets are generally not discussed). The brief summaries below are provided for convenience only and without prejudice to the Company’s rights; it will be appreciated that the scope of the Company’s patents can only be discerned by conducting a full legal analysis under the applicable legal standards and is subject to Court decisions.

VoIP-PAL’s patent portfolio covers the following technologies:

1.	Classification/routing of communications

●	U.S. Patent Nos. 8,542,815; 9,179,005; 9,537,762; 9,813,330; 9,826,002; 9,935,872; 9,948,549; European Patent No. 2,084,868; and Indian Patent No. 287,412, all generally relate to classification/routing of communications.

●	VoIP-PAL has asserted U.S. Patent Nos. 8,542,815 and 9,179,005 against Apple, AT&T, Verizon and Twitter (initially filed in U.S. District Court, Nevada; later transferred to U.S. District Court for the Northern District of California). These patents were subject to eight (8) Inter Partes Review (IPR) proceedings before the USPTO, which were decided in VoIP-Pal’s favor.

●	VoIP-Pal has asserted U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549 against both Apple and Amazon (initially filed in U.S. District Court, Nevada; later transferred to U.S. District Court for the Northern District of California).

●	Brief descriptions of each of these patents are provided below.

1.1       U.S. Patent No. 8,542,815, issued September 24, 2013, generally relates to, among other things, classifying a call as pertaining to a public network or a private network based on a match of one or more attributes associated with a caller and an identifier associated with a callee and network classification criteria.

The ‘815 Patent was the subject of four IPR challenges by Apple, Unified Patents, and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘815 is currently being asserted against Apple, AT&T, Verizon and Twitter.

1.2       U.S. Patent No. 9,179,005, issued November 3, 2015, generally relates to, among other things, routing communications by producing a public or private routing message based on a classification criteria of one or more attributes associated with a caller and an identifier associated with a callee.

The ‘005 Patent was the subject of four IPR challenges by Apple and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘005 is currently being asserted against Apple, AT&T, Verizon and Twitter.

1.3       U.S. Patent No. 9,537,762, issued January 3, 2017, generally relates to, among other things, classifying a communication as pertaining to a first or second network based on attributes associated with a first participant to the communication and classification criteria which may include whether a second participant to the communication is registered with the system.

The ‘762 Patent is currently being asserted against Apple and Amazon.

1.4       U.S. Patent No. 9,813,330, issued November 7, 2017, generally relates to, among other things, classifying a communication as a system communication or external network communication based at least in part on comparing attributes associated with a first participant in a communication with an identifier associated with a second participant.

The ‘330 Patent is currently being asserted against Apple and Amazon.

1.5       U.S. Patent No. 9,826,002, issued November 21, 2017, generally relates to, among other things, classifying a communication as a system communication or external network communication based at least in part on a new second participant identifier produced by processing a second participant identifier based on a first participant’s attributes.

The ‘002 Patent is currently being asserted against Apple and Amazon.

1.6       U.S. Patent No. 9,948,549, issued on April 17, 2018, generally relates to, among other things, classifying a communication as a system communication or external network communication and producing a routing message based at least in part on a new second participant identifier produced by processing a second participant identifier based on a first participant’s attributes.

The ‘549 Patent is currently being asserted against Apple and Amazon.

1.7       U.S. Patent No. 9,935,872, issued April 3, 2018, generally relates to, among other things, using at least one first participant attribute to determine whether a communication initiated from a first participant device to a second participant device is allowed to proceed, and if it is allowed to proceed, whether it should be routed to its destination via a first network element or a second network element.

1.8       U.S. Patent App. No. 15/942,282 received a Notice of Allowance from the U.S. Patent & Trademark Office (USPTO) on November 13, 2018 and the Company has paid the final issue fee. This patent application relates to, among other things, processing at least one first participant attribute and a second participant identifier to determine whether a communication initiated from a first participant device to a second participant device in a packet switched or Internet Protocol (IP) based communication system can be routed using either a local cluster/node or a remote cluster/node.

1.9       European Patent No. 2,084,868, granted May 30, 2018, relates to, among other things, the classification/routing of communications and is similar to the counterpart U.S. patents directed to this subject matter (see descriptions of U.S. patents above).

1.10     Indian Patent No. 287,412, granted September 15, 2017, relates to, among other things, the classification/routing of communications and is similar to the counterpart U.S. patents directed to this subject matter (see descriptions of U.S. patents above).

2.	Lawful intercept

●	U.S. Patent Nos. 8,422,507; 9,143,608; 9,549,071; and 10,038,779 generally relate to, for example, lawfully intercepting Voice Over IP (VoIP) and other data communications (e.g., when required by law enforcement agencies).

●	None of these patents are currently asserted in litigation.

2.1       U.S. Patent No. 8,422,507, issued April 16, 2013, applies, for example, to lawful intercept scenarios in which communications originating in an Internet Protocol (IP) network system from a subscriber to another party occur through a media relay, where information associated with the subscriber profile meets intercept criteria, such that a routing message is produced to cause the media relay to send a copy of the communications to a mediation device.

2.2       U.S. Patent No. 9,143,608, issued September 22, 2015, applies, for example, to lawful intercept scenarios in which communications originating in an Internet Protocol (IP) network system from a subscriber to another party occur through a media relay, and where a profile associated with the subscriber includes intercept determination information and destination information indicating where to send monitored communications. For example, when intercept criteria are met, at least some of the intercept determination information and the destination information are included in a routing message.

2.3       U.S. Patent No. 9,549,071, issued January 17, 2017, generally relates to, among other things, lawfully intercepting Internet Protocol (IP) communications between a first party and a second party, where a profile associated with the first or second party includes intercept determination information and destination information for one of the first or second party that is to be monitored, the destination information indicating where to send the monitored communications. For example, when an intercept criterion is met, at least some of the intercept determination information and the destination information is included in a routing message.

2.4       U.S. Patent No. 10,038,779, issued July 31, 2018, generally relates to lawfully intercepting VoIP or other data communications between a first party and a second party, based on an intercept request message that contains (a) an identification of at least one party whose communications are to be monitored, (b) intercept determination information, and (c) destination information indicating where copies of intercepted communications are to be sent. For example, when an intercept criterion is met, at least some intercept determination information and destination information is included in a routing message.

2.5       U.S. Application no. 15/861,572, allowed on August 8, 2018, also relates to lawfully intercepting VoIP or other data communications between parties.

3.	Mobile gateway

●	U.S. Patent No. 8,630,234 and Canadian Patent No. 2,732,148 generally relate to, among other things, methods for channeling communications into distributed VoIP gateways (e.g., to allow mobile phones to avoid or minimize long-distance charges while roaming in a geographical area serviced by another cellular provider).

●	Neither of these patents are currently asserted in litigation.

3.1       U.S. Patent No. 8,630,234, issued January 14, 2014, generally relates to, among other things, a method of roaming with a mobile phone. For example, the mobile phone could receive an access code reply message from the access server that includes a temporary access code allowing the mobile phone to initiate a call to the callee using the access code. In this example, because the call is “local”, the mobile phone can avoid incurring long-distance roaming charges.

3.2       Canadian Patent No. 2,732,148, issued April 25, 2018, is directed to, among other things, subject-matter similar to the counterpart U.S. patent (see description above).

4.	Emergency assistance calling

●	U.S. Pat. Nos. 8,537,805 and 9,565,307 generally relate to emergency assistance calling and are applicable, for example, to certain E911 scenarios.

●	None of these patents are currently asserted in litigation.

4.1       U.S. Patent No. 8,537,805, issued September 17, 2013, relates to, among other things, handling emergency calls from a caller in a voice over IP (VoIP) system. The ‘805 Patent could apply, for example, when a routing request message is received and the contents of an emergency call identifier field of a profile match the callee identifier. In this example, if the caller identifier is not associated with a pre-associated identifier, a temporary identifier is associated with the caller. When the emergency call flag is active, for example, a routing message establishes a route between the caller and an emergency response center, the routing message including an emergency response center identifier from a profile associated with the caller and the DID identifier associated with the caller.

4.2       U.S. Patent No. 9,565,307, issued February 7, 2017, relates to, among other things, routing emergency communications. The ‘307 Patent could apply, for example, when a routing request includes the caller identifier and the callee identifier, and where the caller identifier identifies a profile associated with the caller that includes an emergency call identifier (e.g., “911”) and an emergency response center identifier. In this example, when the callee identifier matches the emergency call identifier, a routing message establishes the call, the routing message having a first portion including the emergency response center identifier and a second portion, which portion may include either a temporary or pre-assigned identifier associated with the caller, for example.

5.	Allocating charges

●	U.S. Patent Nos. 8,774,378 and 9,998,363 both generally relate to allocating charges for communication services.

●	None of these patents are currently asserted in litigation.

5.1       U.S. Patent No. 8,774,378, issued July 8, 2014, could apply, for example, to scenarios where a communication system operator and a reseller of communication services allocate charges incurred by a user. In this example, the process for attributing charges may involve determining a user cost based on a chargeable time and free time associated with the user, where the chargeable time is based on communication session time and a pre-defined billing pattern—then account balances for the user, reseller and system operator are updated accordingly.

5.2       U.S. Patent No. 9,998,363, issued June 12, 2018, relates to, among other things, attributing charges for communications services provided in a communications system for a communication session between a user’s device and a destination device.

6.	Determining a time for permitting a communication session

6.1       U.S. Patent No. 9,137,385, issued September 15, 2015, generally relates to, among other things, determining a time for permitting a communication session to be conducted (e.g., a time-to-live or TTL). This patent has not been asserted in litigation.

6.2       Canadian App. No. 2,916,217, which also relates to determining a time for permitting a communication session to be conducted (e.g., a time-to-live or TTL), received an indication of allowance August 27, 2018.

7.	Uninterrupted transmission during endpoint changes

●	U.S. Patent Nos. 8,675,566; 9,154,417; 10,021,729; European Patent No. 2478678; and Canadian Patent No. 2812174 all generally relate to, among other things, uninterrupted transmission during endpoint changes (e.g., station handoffs).

●	None of these patents are currently asserted in litigation.

7.1       U.S. Patent No. 8,675,566, issued March 18, 2014, generally relates to, among other things, uninterrupted transmission of internet protocol (IP) transmissions during endpoint changes.

7.2       U.S. Patent No. 9,154,417, issued October 6, 2015, generally relates to, among other things, uninterrupted transmission, where in response to an IP transmission at a media relay, a session information record is processed in a certain manner.

7.3       U.S. Patent No. 10,021,729, issued July 10, 2018, generally relates to, among other things, facilitating an uninterrupted internet protocol (IP) communication session, involving internet protocol transmissions between a first entity and a second entity, during endpoint changes.

7.4       European Patent No. 2478678 and Canadian Patent No. 2812174 relate to subject matter similar to the aforesaid U.S. patents (see above descriptions).

NOTE BENE: While the above generalized descriptions of the Company’s patents have been provided for convenience, they are provided merely as a rough guide and are not intended to fully characterize the scope of the Company’s legal rights. Reviewers are therefore advised to conduct their own legal analysis of the Company’s patents and not merely to rely on the above cursory descriptions.

Amount Spent on Research and Development

For the two years ended September 30, 2018, the Company has incurred no research and development expenses.

Employees

We have one full time employee. The Company utilizes various consultants and contractors for other services.

Emerging Growth Company Status

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, have elected to comply with certain reduced public company reporting requirements for future filings.

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

–	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

–	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934, as amended;

–	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

–	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

–	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

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

Item 3.	Legal Proceedings.

The Company is party to the following legal proceedings:

i.	Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”). On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director (the “defendant”) in fiscal 2013 and accounted for at a cost of $1,443,000. The Company resolved to freeze the common shares as the Company believes that the shares were issued as settlement of a line of credit that the Company believes to have been legally unsupported. The defendant alleges that the freeze and the Company’s actions constituted fraud and a breach of securities laws. The Company denies any wrongdoing. Currently the State Case is entering the discovery phase of litigation and the outcome is undeterminable.

ii.	Voip-Pal.com Inc. v Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”). On July 2, 2015, the Company filed a case against a former director, a shareholder and the company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. The proceedings in the Federal Case have been stayed pending a final determination of the issues in the State Case. The outcome of this case is undeterminable.

iii.	Voip-Pal.com Inc. v Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada. In February, 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The outcome of the cases is undeterminable. The proceedings in these cases were temporarily stayed, by agreement with the parties thereto, pending the resolution of several Inter Partes Reviews (“IPRs”), as described in the following section Inter Partes Reviews, and the cases were subsequently transferred to the U.S. District Court for the Northern District of California. The outcome of each of these legal actions is undeterminable.

iv.	Voip-Pal.com Inc. v Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada. Subsequent to the year ended September 30, 2016, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

v.	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada. During the year ended September 30, 2018, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

Inter Partes Reviews

In other legal actions related to Case No. 2:16-CV-00260 and Case No. 2:16- VC-00271 above, two of the Company’s patents are currently subject to several Inter Partes Review (“IPR”) petitions filed before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”). An IPR is a post-grant patent review process allowing the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent’s claims instituted for IPR may be invalidated as a result of the review.

More particularly, during the year ended September 30, 2018, a total of eight IPRs filed against Patent No. 8,542,815 and No. 9,179,005, were either in process before the PTAB or had been resolved, as follows:

–	Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01082, filed May 24, 2016, requesting inter partes review of US Patent No. 8,542,815. On November 18, 2016, the PTAB denied institution of this petition;

–	Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner) IPR2016-01198, reviewing Patent No. 9,179,005 and Voip-Pal.com Inc. (Patent Owner) IPR2016-01201, reviewing Patent No. 8,542,815, both instituted for IPR on November 21, 2016;

–	AT&T Inc. (Petitioner) filed IPR2017-01382 against Voip-Pal’s Patent No. 8,542,815, IPR2017-01383 against Voip-Pal’s Patent No. 9,179,005, and IPR2017-01384 against Voip-Pal’s Patent No. 9,179,005 on May 8, 2017, each of which was subsequently denied institution; and

–	Apple Inc. (Petitioner) filed IPR2017-01399 against Voip-Pal’s Patent No. 8,542,815, and IPR2017-01398 against Voip-Pal’s Patent No. 9,179,005, which were also both instituted for IPR by the PTAB on May 8, 2017.

During the year ended September 30, 2018, the PTAB considered the aforesaid IPRs, and on November 20, 2017, the PTAB issued its findings on the seven active IPRs being adjudicated, denying institution of the IPRs with respect to all claims challenged by the Petitioners (Apple Inc, and AT&T Inc.). Subsequent to that ruling, in December 2017, Apple filed a post-judgment motion in IPR2016-01198 and IPR2016-01201, seeking invalidation of the challenged claims as sanctions against the Company.

Subsequent to the year ended September 30, 2018, on December 21, 2018, a new panel of the PTAB ruled on Apple’s sanctions motion, declining to grant Apple’s request to invalidate the challenged claims and declining to grant Apple’s request for entirely new proceedings to replace the existing panel of judges with a new panel or with judges that would consider any request for rehearing by Apple as a sanction against VoIP-Pal. If Apple chooses to file a motion for rehearing, the outcome of the Petitioner’s motion is undeterminable.

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

Holders

We had approximately 459 holders of record of our common stock as of September 30, 2018 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

During the year ended September 30, 2018, the Company granted options under the Plan to several of its consultants to purchase 18,500,000 common shares in the capital stock of the Company at an exercise price of $0.18 per common share for a period of five years from the date of grant. These 18,500,000 options were later cancelled during the year.

As at September 30, 2018, the Company has 39,850,000 stock options outstanding at an average exercise price of $0.056 per share, with a remaining contractual life of an average of 2.01 years, of which 39,350,000 are vested and exercisable.

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

During the year ended September 30, 2017, the Company issued 12,084,167 shares of common stock at prices between $0.025 and $0.05 per common share to various individuals or entities for services valued at $331,901. 900,000 shares of this common stock priced at $0.05 per share were cancelled during the year.

During the year ended September 30, 2018, the Company issued 104,313,833 shares of common stock at prices between $0.02 and $0.06 per share to various individuals or entities for services valued at $4,461,789.

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

During the year ended September 30, 2018, the Company issued 174,983,685 shares of common stock at a price of $0.038 per share pursuant to the anti-dilution clause of the Digifonica share purchase agreement dated June 25, 2013 for an aggregate value of $6,684,377.

Securities Issued for Cash Proceeds

During the year ended September 30, 2016, the Company issued 10,458,333 shares of common stock at $0.04 per share to various individuals or entities for cash proceeds of $381,000 from private placements.

During the year ended September 30, 2017, the Company issued:

–	11,566,666 shares of common stock at prices between $0.02 and $0.03 per common share to various individuals or entities for cash proceeds of $340,000 from private placements; and

–	61,500,500 units of common stock at between $0.02 and $0.025 per unit to various individuals or entities for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance.

During the year ended September 30, 2018, the Company issued:

–	108,147,749 shares of common stock at prices between $0.015 and $0.06 per common share to various individuals or entities for cash proceeds of $3,343,940 from the private placement of common shares;

–	6,306,000 units at prices between $0.0125 and $0.02 per unit to various individuals or entities for cash proceeds of $98,120 from the private placement of units of the Company’s common stock. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance; and

–	50,125,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2018 and notes thereto.

This MD&A for the year ending September 30, 2018 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

In 2013, Voip-Pal acquired Digifonica International (DIL) Limited (“Digifonica”), to fund and co-develop Digifonica’s patent suite. Digifonica had been founded in 2003 with the vision that the internet would be the future of all forms of telecommunications - a team of twenty top engineers with expertise in Linux and Internet telephony developed and wrote a software suite with applications that provided solutions for several core areas of internet connectivity. In order to properly test the applications, Digifonica built and operated three production nodes in Vancouver, Canada (Peer 1), London, UK (Teliasonera), and Denmark. Upon successfully developing the technology, Digifonica filed for patents with the United States Patent and Trademark Office (“USPTO”).

The Digifonica patents formed the basis for Voip-Pal’s current intellectual property, now a worldwide portfolio of twenty-six issued and pending patents primarily designed for the broadband VoIP market.

Voip-Pal’s intellectual property value is derived from its issued and pending patents. Voip-Pal inventions described in these patents, among other things, provide the means to integrate VoIP services with legacy telecommunications systems such as the public switched telephone network (PSTN) to create a seamless service using either legacy telephone numbers or IP addresses, and enhance the performance and value of VoIP implementations worldwide.

VoIP has been and continues to be a green field for innovation that has spawned numerous inventions, greatly benefitting consumers large and small across the globe. VoIP is used in many places and by every modern telephony system vendor, network supplier, and retail and wholesale carrier.

Liquidity and capital resources

As of September 30, 2018, the Company had an accumulated deficit of $42,648,364 as compared to an accumulated deficit of 34,246,816 at September 30, 2017. As of September 30, 2018, the Company had a working capital surplus of $3,386,340 as compared to a working capital deficit of $192,375 at September 30, 2017. The increase in the Company’s working capital of $3,386,340 was primarily due to an increase in cash on hand resulting from increased cash receipts from financing completed during the year ending September 30, 2018 as compared to the prior year.

Net cash used by operations for the years ending September 30, 2018 and 2017 was $2,243,694 and $1,731,468, respectively. The increase in net cash used for operations for the year ending September 30, 2018 as compared to the year ending September 30, 2017 was primarily due to cash expenditures for patent-related professional fees, services and legal costs for the year ending September 30, 2018.

Net cash used in investing activities for the years ending September 30, 2018 and 2017 was $(Nil) and $(Nil). Net cash provided in financing activities for the year ending September 30, 2018 and 2017 was $5,407,060 and $1,622,510, respectively. The increase in net cash provided by financing activities of $5,407,060 was primarily due to an increase in proceeds from private placement of common shares and exercise of warrants during the year ending September 30, 2018.

Liquidity

The Company primarily finances its operations from cash received through the issuance of common stock and the exercise of warrants to investors and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next twelve months.

Results of operations

The Company’s operating costs consist of expenses incurred to monetizing, selling and licensing its VoIP patents. Other operating costs include expenses for legal, accounting and other professional fees, financing costs, and other general and administrative expenses.

Comparison of Years Ending September 30, 2018 and 2017

	Years ending
	September 30		Increase /
	2018	2017	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(8,263,348)	(2,472,482)	5,790,866	234%
Amortization of intangible assets	(138,200)	(138,191)	9	0.01%
Net loss	$(8,401,548)	$(2,610,673)	$5,790,877	222%

Revenues, Cost of Revenues and Gross Margin

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses for the year ending September 30, 2018 totaled $8,263,348 compared to $2,472,482 during the same period in 2017. The increase in general and administrative expenses of 5,790,866, or 234% more than the previous year, was primarily due to an increase in patent-related professional fees, services, legal costs and stock-based compensation.

Amortization of Intangible Assets

Amortization of intellectual VoIP communications patent properties for the year ending September 30, 2018 totaled $138,200 compared to $138,191 during the same period in 2017. There was no material change in the amortization expenses for the current year as compared to the prior year.

The Company follows GAAP (FAS 142) and is amortizing its intangibles over the remaining patent life of approximately eleven (11) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

Interest Expense

The Company had no interest costs for the years ending September 30, 2018 and 2017.

Net Loss

The Company reported a net loss of $8,401,548 for the year ending September 30, 2018 compared to a net loss of $2,610,673 for the same period in 2017. The net loss increase of $5,790,877, or 222% over the same period in 2017 was due primarily to an increase in the amount of patent-related related professional fees, services, legal costs and stock based compensation.

Off-Balance Sheet Arrangements

During the year ended September 30, 2016, in February 2016, the board of directors authorized the Company to provide a performance bonus (the “Performance Bonus”) of up to 3% of the capital stock of the Company by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the occurrence of a bonusable event, defined as the successful completion of a sale of the Company or substantially all its assets, or a major licensing transaction. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonus able event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations.

During the year ended September 30, 2018, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

As at September 30, 2018, no bonusable event had occurred and there was no Performance Bonus payable.

Subsequent to the year ended September 30, 2018, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares. The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ending September 30, 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

VOIP-PAL.com Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year ending September 30, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”), as of September 30, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, changes in cash flows and stockholders’ equity for the years ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended September 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

January 9, 2019

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30, 2018	September 30, 2017

ASSETS
CURRENT
Cash	$3,175,523	$12,157
Prepaid expense	—	12,000
Legal retainer	323,752	100,000
	3,499,275	124,157
NON-CURRENT

Intellectual VoIP communications patent properties, net (Note 5)	917,550	1,055,750

TOTAL ASSETS	$4,416,825	$1,179,907

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$112,935	$316,533

TOTAL LIABILITIES	112,935	316,533

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 8)	1,276,653	1,018,760
ADDITIONAL PAID-IN CAPITAL (Note 8)	45,198,281	33,028,389
SHARES TO BE ISSUED (Note 8)	477,320	1,063,041
DEFICIT	(42,648,364)	(34,246,816)
	4,303,890	863,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,416,825	$1,179,907

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

Subsequent event (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2018	September 30, 2017

EXPENSES
Amortization (Note 5)	$138,200	$138,191
Officers and Directors fees (Note 6)	493,414	214,400
Legal fees (Note 6)	934,540	911,003
Office & general	359,446	291,988
Patent consulting fees	124,493	227,390
Professional fees & services (Note 6)	3,798,647	405,834
Stock option compensation (Note 9)	2,552,808	421,867

Total expenses	8,401,548	2,610,673

NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(8,401,548)	$(2,610,673)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,603,496,390	1,111,696,541

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net loss	$(8,401,548)	$(2,610,673)
Add items not affecting cash:
Stock option compensation	2,552,808	421,867
Shares issued for services	3,882,196	231,701
Amortization	138,200	138,191

Changes in non-cash working capital:
Legal retainer	(223,752)	—
Accounts payable and accrued liabilities	(203,598)	73,196
Prepaid expense	12,000	14,250
Cash Flows Used in Operations	(2,243,694)	(1,731,468)

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	32,500
Proceeds from private placement	3,402,060	1,590,010
Proceeds from warrant exercise	2,005,000	—
Cash Flows Provided by Financing Activities	5,407,060	1,622,510

Increase / (Decrease) in cash	3,163,366	(108,958)

Cash, beginning of the year	12,157	121,115

Cash, end of the year	$3,175,523	$12,157

Supplemental cash flow information (Note 7)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

			Shares to be	Additional
	Common Shares		Issued	Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2016	1,056,474,201	$933,108	$1,063,041	$30,882,963	$(31,636,143)	$1,242,969
Shares issued for private placement	73,067,166	73,067	—	1,516,943	—	1,590,010
Shares issued as finder’s fees	4,336,667	4,337	—	(4,337)	—	—
Shares issued for debt conversion	1,400,000	1,400	—	31,100	—	32,500
Shares issued for services	7,747,500	7,748	—	223,953	—	231,701
Shares cancelled on termination of services	(900,000)	(900)	—	(44,100)	—	(45,000)
Shares to be issued for Anti-Dilution Clause (Notes 4 & 8)	—	—	—	—	—	—
Share purchase options granted (Note 9)	—	—	—	421,867	—	421,867
Net loss for the year	—	—	—	—	(2,610,673)	(2,610,673)

Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374

Shares issued for private placement	113,453,749	113,454	—	3,288,606	—	3,402,060
Shares issued for warrant exercise	50,125,000	50,125	—	1,954,875	—	2,005,000
Shares issued for services	104,313,833	104,314	(585,721)	4,363,603	—	3,882,196
Shares issued for Anti-Dilution Clause (Notes 4 & 8)	174,983,685	—	—	—	—	—
Shares to be issued for Anti-Dilution Clause (Notes 4 & 8)	—	—	—	—	—	—
Share purchase options granted (Note 9)	—	—	—	2,552,808	—	2,552,808
Shares returned (Note 8)	(10,000,000)	(10,000)	—	(21,542)	—	(31,542)
Forgiveness of debt by related party (Note 8)	—	—	—	31,542	—	31,542
Net loss for the year	—	—	—	—	(8,401,548)	(8,401,548)

Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1.	NATURE AND CONTINUANCE OF OPERATIONS

VOIP-PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September, 1997 as All American Casting International, Inc. The Company’s registered office is located at 10900 NE 4th Street, Suite 2300, Bellevue, Washington in the United States of America.

Since March 2004, the Company has developed technology and patents related to Voice-over-Internet Protocol (VoIP) processes. All business activities prior to March 2004 have been abandoned and written off to deficit.

In December 2013, the Company completed the acquisition of Digifonica (International) Limited, a private company controlled by the CEO of the Company, whose assets included several patents and technology developed for the VoIP market.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at September 30, 2018, had an accumulated deficit of $42,648,364 (September 30, 2017 - $34,246,816). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2018, Digifonica had no activities.

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

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $3,175,523 and $12,157 in cash on September 30, 2018 and September 30, 2017, respectively.

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Intangible Assets

Intangible assets, consisting of VoIP communication patent intellectual properties (IP) are recorded at cost and amortized over the assets estimated life on a straight-line basis. Management considers factors such as remaining life of the patents, technological usefulness and other factors in estimating the life of the assets.

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

The fair value of cash is classified as Level 1 at September 30, 2018 and September 30, 2017.

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

For the years ended September 30, 2018 and 2017 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions. As of September 30, 2018, the Company’s bank operating account balances exceeded the Federal Deposit Insurance Corporation Insurance Limit of $250,000 by $2,925,523.

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

The Company acquired Digifonica in December 2013. Pursuant to the terms in the Share Purchase Agreement (the “SPA”) the Company acquired 100% of Digifonica from the seller, the CEO of the Company (the “Seller”), for a cash payment of $800,000 and 389,023,561 common shares of the Company. The assets acquired through the acquisition were VoIP-related patented technology, including patents for Lawful Intercept, routing, billing and rating, mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that requires the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 6 and 8).

NOTE 5.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of September 30, 2018 and September 30, 2017 is as follows:

	September 30, 2018	September 30, 2017
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(634,866)	(496,666)
Net book value	$917,550	$1,055,750

There were no disposals of any intangible assets in the periods presented.

NOTE 6.	RELATED PARTY TRANSACTIONS

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management during the year ended September 30, 2018 includes:

	September 30, 2018	September 30, 2017
Management fees paid to the CEO	$190,000	$90,000
Management fees paid to the CFO	86,000	86,400
Management fees paid to the President	164,000	38,000
Fees paid or accrued to Directors	323,000	76,400
	$763,000	$290,800

During the year ended September 30, 2018 the Company issued 38,450,000 common shares for a value of $1,457,000, accrued 6,840,000 common shares to be issued valued at $216,000 and paid cash of $57,000 for current year key management compensation of $763,000 and the settlement of amounts due to key management of $967,000 incurred in prior periods.

At September 30, 2018 included in accounts payable and accrued liabilities is $11,000 (September 30, 2017 - $186,700) owed to current officers and directors. Amounts due to/from related parties are non-interest bearing, unsecured and have no fixed terms of repayment unless otherwise noted. 10,000,000 common shares were returned to the treasury from an officer of the Company at a per share price of $0.003 ($31,542) on the unwinding of a loan conversion transaction and the associated forgiveness of a loan to the Company provided by the officer dating from 2014.

As at September 30, 2018, included in shares to be issued is $416,000 (September 30, 2017 - $902,000) for unpaid Director fees and $Nil (September 30, 2017 - $80,000) for professional fees & services paid to a director for consulting services provided. As at September 30, 2018, 126,655,791 (September 30, 2017 – 57,826,653) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Additionally, 174,983,685 (September 30, 2017 – nil) common shares were issued during the year ended September 30, 2018 to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 8).

NOTE 7.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2018, the Company paid $nil (September 30, 2017 - $nil) in interest or income taxes.

During the year ended September 30, 2018, the Company reclassified $585,721 (2017- $Nil) from Shares to be issued into Additional paid-in capital upon the issuance of 30,193,846 shares.

NOTE 8.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	2,000,000,000 common voting shares authorized with a par value of $0.001 each, of which 1,575,001,801 (September 30, 2017 – 1,142,125,534) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2017 – nil) shares are issued.

During the year ended September 30, 2018, the board of directors of the Company authorized the increase of the Company’s capital stock to 2,000,000,000 (September 30, 2017 – 1,300,000) common voting shares with a par value of $0.001 per share.

Subsequent to the year ended September 30, 2018, the board of directors of the Company authorized the increase of the Company’s capital stock to up to 3,000,000,000 common voting shares with a par value of $0.001 per share.

Issues during the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued 113,453,749 common shares for cash proceeds of $3,402,060 from private placements, as follows;

–	107,147,749 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $3,303,940 from a private placement of common shares; and

–	6,306,000 units at between $0.013 and $0.02 per unit for cash proceeds of $98,120. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance;

During the year ended September 30, 2018, the Company issued 50,125,000 common shares at $0.04 per common share for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants;

NOTE 8.	SHARE CAPITAL (CONT’D)

Issues during the year ended September 30, 2018 (cont’d)

During the year ended September 30, 2018, the Company issued:

–	104,313,833 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $4,467,917, of which $585,721 (September 30, 2017 - $Nil) was in settlement of Shares to be issued; and

–	174,983,685 common shares priced at $0.038 per common share pursuant to the Anti-Dilution Clause for a value of $6,649,380 (Notes 4 and 6).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury at $0.003 per share with an aggregate value of $31,542 (Note 6).

Issues during the year ended September 30, 2017

During the year ended September 30, 2017, the Company issued:

–	73,067,166 common shares for cash proceeds of $1,590,010 from private placements, as follows:

–	11,566,666 common shares priced between $0.02 and $0.03 per common share for cash proceeds of $340,000 from a private placement of common shares; and

–	61,500,500 units priced between $0.02 and $0.025 per unit for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance;

–	7,747,500 common shares priced between $0.025 and $0.05 per common share for services valued at $231,701;

–	4,336,667 common shares priced at $0.02 and $0.03 per common share as share issuance fees valued at $100,200; and

–	1,400,000 common shares priced between $0.025 and $0.03 per share to convert $32,500 of convertible debentures.

During the year ended September 30, 2017, 900,000 common shares priced at $0.05 per common share were cancelled. The shares had been issued as an advance payment for the provision of services under a contract which was terminated prior to fulfillment.

Subsequent Issues

Subsequent to the year ended September 30, 2018, the Company issued:

–	2,250,000 common shares at $0.04 per share for cash proceeds of $90,000 from private placements;

–	6,306,000 common shares at $0.04 per share for cash proceeds of $252,240 on the exercise of 6,306,000 common share purchase warrants;

–	400,000 common shares at $0.04 per share for services valued at $16,000;

–	11,837,500 common shares at between $0.02 and $0.04 per share for management compensation with an aggregate value of $273,500;

–	127,000,000 common shares at $0.003 per share in payment of Bonus Shares for a value of $317,500 (Note 12); and

–	225,184,791 common shares at between $0.003 and $0.04 per share pursuant to the Anti-Dilution Clause for aggregate value of $5,124,641 (Note 4).

Shares to be Issued

As at September 30, 2018, there are 12,817,523 (September 30, 2017 – 23,353,846) common shares to be issued that are accrued for services provided to the Company valued at $477,320 (September 30, 2017 – $1,058,320), of which 10,840,000 (September 30, 2017 – 21,281,903) valued at $416,000 (September 30, 2017 - $982,000) are accrued to management and related parties (see Note 6).

As at September 30, 2018, there are 126,655,791 (September 30, 2017 – 57,826,653) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 6), valued at $4,812,920 (September 30, 2017 - $1,937,193).

NOTE 8.	SHARE CAPITAL (CONT’D)

Issues during the year ended September 30, 2018 (cont’d)

During the year ended September 30, 2018, the Company issued:

–	104,313,833 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $4,467,917; and

–	174,983,685 common shares priced at $0.038 per common share pursuant to the Anti-Dilution Clause for a value of $6,649,380.

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury at $0.003 per share with an aggregate value of $31,542 (Note 6).

Warrants

During the year ended September 30, 2017, the Company issued 61,500,500 common share purchase warrants to purchase 61,500,500 common shares in the capital stock of the Company at a price of $0.04 or $0.05 per common share for a period of twelve months from their date of issue in private placements of units.

During the year ended September 30, 2018, the Company issued 6,306,000 common share purchase warrants to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share for a period of twelve months from their date of issue in private placements of units.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 31, 2016	Nil	$ N/A
Issued in unit private placement	61,500,500	0.04
Exercised	Nil	N/A
Expired	Nil	N/A
Balance September 31, 2017	61,500,500	0.04
Issued in unit private placement	6,306,000	0.04
Exercised	(50,125,000)	0.04
Expired	(11,375,500)	0.04
Balance September 30, 2018	6,306,000	$0.04

The following table summarizes the share purchase warrants outstanding at September 30, 2018:

Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
6,306,000	$0.04	0.09 years

As at September 30, 2018, the Company has 6,306,000 (September 30, 2017 – 61,500,500) common share purchase warrants outstanding to purchase 6,306,000 common shares at a weighted average price of $0.04 per share expiring on dates ranging from October 1, 2018 through December 2018.

Subsequent to the year ended September 30, 2018, 6,306,000 common share purchase warrants were exercised at a price of $0.04 per share for proceeds of $252,240, leaving a balance of nil warrants outstanding.

NOTE 9.	STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2016	28,000,000	$0.060
Granted	11,850,000	0.053
Balance September 30, 2017	39,850,000	$0.058
Granted	18,500,000	0.180
Cancelled	(18,500,000)	(0.180)
Balance September 30, 2018	39,850,000	$0.058

The following table summarizes the stock options outstanding at September 30, 2018:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.06	2.73	14,000,000
14,000,000	0.06	2.94	14,000,000
3,450,000	0.06	3.07	3,450,000
8,400,000	0.05	3.55	8,400,000
39,850,000	$0.058	3.01	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2018: risk-free rate of 1.62% (2017 – 1.25%), expected life of 5 years (2017 – 5 years), annualized historical volatility of 138.8% (2017 - 112.0%) and a dividend rate of 0% (2017 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $nil for the year ended September 30, 2018.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2018 was $0.16 (2017 - $0.06). The total intrinsic value of options exercised during the year ended September 30, 2018 was $nil (2017 - $nil).

NOTE 10.	INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2018 and 2017, the Company had net operating loss carryforwards of approximately $33,311,000 and $24,857,000 respectively, to reduce Federal income tax liabilities through 2038.

NOTE 10.	INCOME TAXES (CONT’D)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2018	2017
Loss for the year	$(8,401,548)	$(2,610,673)
Expected income tax (recovery)	$(2,121,000)	$(659,000)
Change in statutory, foreign tax, foreign exchange rates and other	6,815,000	(1,030,000)
Permanent Difference	536,000	143,000
Change in unrecognized deductible temporary differences	(5,230,000)	1,546,000
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2018	Expiry Date Range	2017	Expiry Date Range
Temporary Differences
Intangible assets	$23,080,000	No expiry date	$25,356,000	No expiry date
Non-capital losses available for future period	$33,311,000	2033 to 2038	$24,857,000	2033 to 2037

Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 11.	SEGMENTED INFORMATION

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

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Litigation (Cont’d)

iii)	Voip-Pal.com Inc. v. Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16- VC-00271) in the United States District Court, District of Nevada

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies. The proceedings in these cases were temporarily stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), as noted below, and the cases were subsequently transferred to the U.S. District Court for the Northern District of California. The outcome of each of these legal actions is undeterminable.

iv)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the year ended September 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the year ended September 30, 2018, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

Inter Partes Reviews

In additional legal actions related to Item iii above, two of the Company’s patents have been subject to challenge in several Inter Partes Review (“IPR”) petitions filed before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”). An IPR is a post-grant patent review process allowing the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent’s claims instituted for IPR may be invalidated as a result of the review.

More particularly, during the year ended September 30, 2018, a total of eight IPRs, filed against Patent No. 8,542,815 and No. 9,179,005, were either in process before the PTAB or had been resolved, as follows:

–	Unified Patents Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner), IPR2016-01082, filed May 24, 2016, requesting inter partes review of U.S. Patent No. 8,542,815. On November 18, 2016, the PTAB denied institution of this petition;

–	Apple, Inc. (Petitioner) vs. Voip-Pal.com Inc. (Patent Owner), IPR2016-01198, reviewing Patent No. 9,179,005 and Voip-Pal.com Inc. (Patent Owner), IPR2016-01201, reviewing Patent No. 8,542,815, both instituted for IPR on November 21, 2016;

–	AT&T Inc. (Petitioner) filed IPR2017-01382 against Voip-Pal’s Patent No. 8,542,815, IPR2017-01383 against Voip-Pal’s Patent No. 9,179,005, and IPR2017-01384 against Voip-Pal’s Patent No. 9,179,005 on May 8, 2017, each of which was subsequently denied institution; and

–	Apple Inc. (Petitioner) filed IPR2017-01399 against Voip-Pal’s Patent No. 8,542,815, and IPR2017-01398 against Voip-Pal’s Patent No. 9,179,005 on May 9, 2017, each of which was subsequently denied institution.

During the year ended September 30, 2018, the PTAB considered the aforesaid IPRs, and on November 20, 2017, the PTAB issued its findings on the seven active IPRs being adjudicated, denying institution of the IPRs with respect to all claims challenged by the Petitioners (Apple Inc, and AT&T Inc.). Subsequent to that ruling, in December 2017, Apple filed a post-judgment motion in IPR2016-01198 and IPR2016-01201, seeking invalidation of the challenged claims as sanctions against the Company.

Subsequent to the year ended September 30, 2018, on December 21, 2018, a new panel of the PTAB ruled on Apple’s sanctions motion, declining to grant Apple’s request to invalidate the challenged claims, declining to grant Apple’s request for entirely new proceedings to replace the existing panel of judges with a new panel or judges that would consider any request for rehearing by Apple as a sanction against VoIP-Pal. If Apple chooses to file a motion for rehearing, the outcome of the Petitioner’s motion is undeterminable.

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Performance Bonus Payable

In 2016, the board of directors authorized the Company to provide a performance bonus (the “Performance Bonus”) of up to 3% of the capital stock of the Company by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the occurrence of a bonusable event, defined as the successful completion of a sale of the Company or substantially all its assets, or a major licensing transaction. In order to provide maximum flexibility to the Company with respect to determining what constitutes such a bonusable event, the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations.

During the year ended September 30, 2018, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

As at September 30, 2018, no bonusable event had occurred and there was no Performance Bonus payable.

Subsequent to the year ended September 30, 2018, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares. The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

NOTE 13.	SUBSEQUENT EVENT

Subsequent to the year ended September 30, 2018, the board of directors of the Company authorized the increase of the Company’s capital stock to up to 3,000,000,000 common voting shares with a par value of $0.001 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2018:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2018 that have materially affected or are reasonably likely to materially affect such controls.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions with us held by each person and the date of their appointment. Our executive officers were appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors and executive officers.

Name	Age	Position	Year Appointed

Dr. Colin Tucker	73	Director and Chairman	2013
Emil Malak	66	Director and Chief Executive Officer	2014
Dennis Chang(1)	70	Director and President	2009
Professor Edwin Candy	74	Independent Director	2013
Dr. Ryan L. Thomas(2)	64	Director	2015
D. Barry Lee(3)	62	Chief Financial Officer	2015

(1)	Mr. Chang resigned his positions as a Director and as President in October 2018

(2)	Dr. Thomas was appointed to the position of President in October 2018

(3)	Mr. Lee was appointed to the Board of Directors in November 2018

Set forth below is a brief description of the background and recent business experience of each executive officer and director:

Dr. Colin Tucker was a founding member of Orange plc, a company he helped grow into a mobile network leader, generating billions in annual revenues and operating in six countries. Orange was sold to France Telecom for £25 billion (approximately $38 billion USD). Dr. Tucker has served as a Director and CEO of Hutchison 3G where in 2003, he oversaw the deployment of the first 3G mobile network in the UK. Under his leadership Hutchison later became one of the first mobile phone operators in the world to embrace VoIP, and offer mobile applications such as Skype, Facebook and eBay. Dr. Tucker has served on the boards of numerous companies over his distinguished career and was listed by Financial Times as one of the eight key people to know in the Telecommunications sector.

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

Professor Edwin Candy was previously the Technology Director of Hutchison 3G until his retirement in 2009. At Hutchison, he was instrumental in the development of the most advanced 3G Networks operating across nine countries successfully introducing enterprise and I/P architectures into cellular networks to provide mobile internet access. Prior to this he held Technology or Technical director positions in Orange, Hutchison Personal Communications, and Philips spin-off companies in the UK and France as well as International Radio Systems Manager for Philips in the late 80’s. During his career he established a number of major technology and research programs including, the EU UMTs 3G program with twenty-five industrial partners that led to the creation of 3G mobile systems and the TETRA digital standard for public safety communications. He has held a number of key Industrial posts including Chairman of the UK Government DTI UMTS Technical Advisory Group, Chairman of the GSMA PCN group charged with the integration of DSC 1800 with the GSM standard, and Founder and Chairman of the UMTs Forum. He currently holds a number of non-executive positions in small wireless companies as well as operating his own technology consultancy business. He is a Fellow of the IET, a Senior Life Member of the IEEE, a Companion of the IREE Australia. He was a visiting Professor at Strathclyde University Scotland and Member of the University Court from 1995 until 2005.

Dr. Ryan L. Thomas is a licensed attorney in Utah and California, and has been in private practice since 1981. He is currently an Associate Provost and Dean of Undergraduate Studies at Weber State University. Dr. Thomas has served as in-house counsel for the past four years. He has been practicing law since 1979 and has over 35 years of experience as a litigator. Dr. Thomas has a strong technological and computer science background and has extensive experience in patent law.

D. Barry Lee is a senior management consultant with over 25 years of experience in all aspects of business, providing financial management, consulting and advisory services to private and public companies, primarily in the technology and energy sectors. He is the founder and CEO of Equity One Capital Corporation, a financial management and consulting services company since 1999 and is the co-founder and a partner at First Merit Group Inc, where he manages investments in energy, technology and biotechnology.

Item 11.	Executive Compensation.

				Stock Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Shares Awarded		Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Dr. Colin Tucker	2018	—	—	975,000	(1)	0.037	36,000	—	—		36,000
Chairman	2017	—	—	1,600,000	(1)	0.023	36,000	—	—		36,000
Emil Malak	2018	—	—	2,432,432		0.037	90,000	—	100,000	(2)	190,000
CEO & Director	2017	—	—	3,989,400		0.023	90,000	—	—		90,000
Dennis Chang	2018	30,000	—	1,625,000		0.037	60,000	—	37,000	(2)	127,000
President / Director	2017	30,000	—	2,666,667		0.023	60,000	—	—		90,000
Edwin Candy	2018	—	—	975,000	(1)	0.037	36,000	—	—		36,000
Director	2017	—	—	1,600,000	(1)	0.023	36,000	—	—		36,000
Ryan L. Thomas	2018	—	—	1,625,000		0.037	60,000	—	47,000	(2)	107,000
Director	2017	—	—	2,666,667		0.023	60,000	—	—		60,000
D. Barry Lee	2018	26,400	—	1,625,000		0.037	60,000	—	—		86,400
CFO	2017	26,400	—	2,666,667		0.023	60,000	66,789	—		153,189

(1)	These stock awards were accrued and have not been issued

(2)	This compensation was accrued in prior years but recognized and paid during the fiscal year ended September 30, 2018,

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding common stock, and all officers and directors, as a group.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Dr. Colin Tucker The Old House Back Lane Oxhill, Warwickshire, CV350QN, UK	6,000,000	Nil	0.38%
Emil Malak Suite 41-42 Victoria House, 26 Main Street Gibraltar, Gibraltar	Nil	528,449,746 (1)	33.55%
Dennis Chang 1120 South 25th Street, #95 Mount Vernon, WA 98274	14,026,520	Nil	0.80%
Professor Edwin Candy Suite 41-42 Victoria House, 26 Main Street Gibraltar, Gibraltar	Nil	5,000,000 (2)	0.31%
Dr. Ryan L. Thomas 2740 E 1700 N. Layton, UT 84040	5,988,000	Nil	0.38%
D. Barry Lee Suite 283 - 1755 Robson Street Vancouver, BC V6G 3B7 Canada	7,700,000	Nil	0.49%

(1)	These shares are held in Digifonica Intellectual Properties (DIP) Ltd (“DIP Ltd”) in trust for Mr. Malak, who has sole voting power over DIP Ltd.

(2)	These shares are held in DIP Ltd, over which Mr. Malak has sole control, in trust for Mr. Candy.

Item 13.	Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2018 the Company paid or accrued $190,000 (2017 - $90,000) to the CEO, $86,000 (2017 - $86,400) to the CFO, $127,000 (2017 - $90,000) to the President, $36,000 (2017 - $36,000) to the Chairman and $143,000 (2017 - $27,000) to other Directors. During the year ended September 30, 2017, the Company paid or accrued $Nil (2016 - $73,068) for professional fees and services and $Nil (2016 - $125,000) in legal fees paid or accrued to a Director in his capacity as legal counsel. The Company granted Nil (2017 – 1,625,000) stock options to the CFO of the Company, resulting in $Nil (2016 - $66,789) of stock-based compensation.

Included in Shares to be issued as at September 30, 2018 is $416,000 (2017 - $902,000) for unpaid Officer and Director fees and $Nil (2017 - $80,000) for professional fees & services paid to a director for consulting services provided. Additionally, $4,812,920 (2017 - $1,937,193) is accrued to the Seller of Digifonica for the Anti-Dilution Clause.

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

Audit Fees and Services

For the fiscal year ended September 30, 2018 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2018 were as follows:

	2017 to 2018
Audit Fees		$26,500
Audit-Related Fees		$13,000
Tax Fees	$	Nil
All Other Fees	$	Nil

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

Item 15.	Financial Statements and Exhibits.

(a) Financial Statements. Our financial statements begin on page 14 of this registration statement.

(b) Exhibits. The following are furnished as exhibit hereto:

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation (Incorporated by reference to the Form 10 filed on April 22, 2016)

3.2	By-Laws (Incorporated by reference to the Form 10 filed on April 22, 2016)

10.1	Digifonica Share Purchase Agreement (Incorporated by reference to the Form 10 filed on June 14, 2016)

10.2	Incentive Stock Option Plan (Incorporated by reference to the Form 10 filed on January 12, 2018)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VoIP-Pal.Com Inc.
Date: January 11, 2019
	By:	/s/ Emil Malak
Emil Malak Chief Executive Officer

Date: January 11, 2019
	By:	/s/ Barry Lee
Barry Lee Chief Financial Officer