Form 10-Q
period 2018-12-31
Voip-pal.com Inc
filed 2019-02-13
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2018

or

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 12, 2019, there were 1,950,555,092 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	December 31, 2018	September 30, 2018

ASSETS
CURRENT

Cash	$3,024,202	$3,175,523
Legal retainer	337,453	323,752
	3,361,655	3,499,275
NON-CURRENT

Fixed assets (Note 5)	11,729	—
Intellectual VoIP communications patent properties, net (Note 6)	882,999	917,550

TOTAL ASSETS	$4,256,383	$4,416,825

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$94,156	$112,935

TOTAL LIABILITIES	94,156	112,935

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 9)	1,424,447	1,276,653
ADDITIONAL PAID-IN CAPITAL (Note 9)	50,762,227	45,198,281
SHARES TO BE ISSUED (Note 9)	495,320	477,320
DEFICIT	(48,519,767)	(42,648,364)
	4,162,227	4,303,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,256,383	$4,416,825

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

EXPENSES

Amortization (Notes 5 & 6)	$34,739	$34,550
Officers & Directors fees (Note 7)	290,600	53,100
Legal fees	237,408	343,777
Office & general	74,287	89,204
Patent consulting fees	43,675	33,529
Professional fees & services	110,694	110,930
Share-based bonus compensation (Notes 7, 9 & 11)	5,080,000	—

Total expenses	5,871,403	665,090

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(5,871,403)	$(665,090)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,690,841,578	1,166,319,004

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

Cash Flows from Operating Activities
Net loss	$(5,871,403)	$(665,090)
Add items not affecting cash:
Shares issued for services	307,500	2,370
Share-based bonus compensation (Notes 7, 9 & 11)	5,080,000	—
Amortization	34,739	34,550

Changes in non-cash working capital:
Legal retainer	(13,701)	—
Subscriptions receivable	—	(65,000)
Accounts payable and accrued liabilities	(18,779)	89,977
Cash Flows Used in Operations	(481,644)	(603,193)

Cash Flows from Investing Activities
Acquisition of equipment	(11,917)	—
Cash Flows used in Financing Activities	(11,917)	—

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	—
Proceeds from private placement	90,000	1,930,093
Proceeds from warrant exercise	252,240	40,000
Cash Flows Provided by Financing Activities	342,240	1,970,093

Increase / (Decrease) in cash	(151,321)	1,366,900

Cash, beginning of the period	3,175,523	12,157

Cash, end of the period	$3,024,202	$1,379,057

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Share Capital		Shares to be Issued	Additional Paid-in Capital
	Number	Par Value	Value		Deficit	Total
Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374
Shares issued for private placement	113,453,749	113,454	—	3,288,606	—	3,402,060
Shares issued for warrant exercise	50,125,000	50,125	—	1,954,875	—	2,005,000
Shares issued for services	104,313,833	104,314	(585,721)	4,363,603	—	3,882,196
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	174,983,685	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	2,552,808	—	2,552,808
Shares returned (Note 9)	(10,000,000)	(10,000)	—	(21,542)	—	(31,542)
Forgiveness of debt by related party (Note 9)	—	—	—	31,542	—	31,542
Net loss for the year	—	—	—	—	(8,401,548)	(8,401,548)

Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890

Shares issued for private placement	2,250,000	2,250	—	87,750	—	90,000
Shares issued for warrant exercise	6,306,000	6,306	—	245,934	—	252,240
Shares issued for services	12,237,500	12,238	18,000	277,262	—	307,500
Shares issued for bonus compensation (Notes 7, 9 & 11)	127,000,000	127,000	—	4,953,000	—	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	225,184,791	—	—	—	—	—
Net loss for the period	—	—	—	—	(5,871,403)	(5,871,403)

Balance at December 31, 2018	1,947,980,092	$1,424,447	$495,320	$50,762,227	$(48,519,767)	$4,162,227

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at December 31, 2018, had an accumulated deficit of $48,519,767 (September 30, 2018 - $42,648,364). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2018, Digifonica had no activities.

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

December 31, 2018

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $3,024,202 and $3,175,523 in cash on December 31, 2018 and September 30, 2018, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, and depreciated using the straight-line method over their useful lives; Furniture and equipment – 7 years; and Computers and Software – 3 years.

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

Level 3: Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash is classified as Level 1 at December 31, 2018 and September 30, 2018.

The Company classifies its financial instruments as follows: Cash is classified as held for trading and is measured at fair value. Accounts payable and accrued expenses are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

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

For the period ended December 31, 2018 and the year ended September 30, 2018 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.  As of December 31, 2018, the Company’s bank operating account balances exceeded the Federal Deposit Insurance Corporation Insurance Limit of $250,000 by $2,774,202.

Recent Accounting Pronouncements

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The Company adopted the standard October 1, 2018. There was no impact on the Company’s financial statements from the adoption of this amendment.

In January 2016, FASB issued ASU 2016-01 to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard was effective for the Company beginning October 1, 2018. The standard did not have any impact on the Company’s financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that requires the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 7 and 9).

NOTE 5.	FIXED ASSETS

A summary of the Company’s fixed assets as of December 31, 2018 and September 30, 2018 is as follows:

	December 31, 2018	September 30, 2018
Office furniture & computers	$11,917	$—
Accumulated depreciation	(188)	—
Net book value	$11,729	$—

There were no retirements of any fixed assets in the periods presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

NOTE 6.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2018 and September 30, 2018 is as follows:

	December 31, 2018	September 30, 2018
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(669,417)	(634,866)
Net book value	$882,999	$917,550

There were no disposals of any intangible assets in the periods presented.

NOTE 7.	RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the periods ended December 31 includes:

	December 31, 2018	December 31, 2017
Management fees paid to the CEO	$36,000	$22,500
Management fees paid to the CFO	21,600	21,600
Management fees paid to the President	15,000	9,000
Fees paid or accrued to Directors	18,000	Nil
	$90,600	$53,100

During the three-month period ended December 31, 2018 the Company issued 1,650,000 common shares for a value of $66,000, accrued 450,000 common shares to be issued valued at $18,000 and paid cash of $6,600 for key management compensation as shown in the above table. The Company also issued 90,000,000 (December 31, 2017 – Nil) common shares as bonus compensation to three Directors of the Company which were recorded as an expense to the Company of $3,600,000 (Notes 9 and 11), and 10,000,000 (December 31, 2017 – Nil) common shares at a value of $200,000 to the CEO as additional compensation.

As at December 31, 2018, included in shares to be issued is $434,000 (September 30, 2018 - $416,000) for unpaid Director fees. As at December 31, 2018, Nil (September 30, 2018 – 126,655,791) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Additionally, 225,184,791 common shares were issued during the three-month period ended December 31, 2018 (December 31, 2017 – Nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 9).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury from an officer of the Company at a per share price of $0.003 ($31,542) on the unwinding of a loan conversion transaction and the associated forgiveness of a loan to the Company provided by the officer dating from 2014.

NOTE 8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three-month period ended December 31, 2018, the Company paid $nil (September 30, 2018 - $nil) in interest or income taxes.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	3,000,000,000 (September 30, 2018 – 2,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 2,053,175,963 (September 30, 2018 – 1,575,001,801) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2018 – nil) shares are issued.

During the three-month period ended December 31, 2018, the board of directors of the Company authorized the increase of the Company’s capital stock to up to 3,000,000,000 common voting shares with a par value of $0.001 per share.

Issues during the three-month period ended December 31, 2018

During the three-month period ended December 31, 2018, the Company issued:

–	8,556,000 common shares for cash proceeds of $342,240 from private placements, as follows;

o	2,250,000 common shares priced at $0.04 per common share for cash proceeds of $90,000 from a private placement of common shares; and

o	6,306,000 common shares priced at $0.04 per common share for cash proceeds of $252,240 from the exercise of 6,306,000 common share purchase warrants;

–	12,237,500 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $286,500 (September 30, 2018 - $477,320), and accrued 450,000 shares to be issued valued at $18,000 for services received;

–	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 11); and

–	225,184,791 common shares priced between $0.003 and $0.04 per common share pursuant to the Anti-Dilution Clause for a value of $5,124,641 (Note 4 and 6).

Issues during the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued:

–	113,453,749 common shares for cash proceeds of $3,402,060 from private placements, as follows;

o	107,147,749 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $3,303,940 from a private placement of common shares; and

o	6,306,000 units at between $0.013 and $0.02 per unit for cash proceeds of $98,120. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance;

–	50,125,000 common shares at $0.04 per common share for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants;

–	104,313,833 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $4,467,917, of which $585,721 (September 30, 2017 - $Nil) was in settlement of Shares to be issued; and

–	174,983,685 common shares priced at $0.038 per common share pursuant to the Anti-Dilution Clause for a value of $6,649,380 (Note 4 and 6).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury at $0.003 per share with an aggregate value of $31,542 (Note 7).

Subsequent Issues

Subsequent to the three-month period ended December 31, 2018, the Company issued 2,575,000 common shares priced at $0.04 per share for cash proceeds of $103,000 from a private placement of common shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

NOTE 9.	SHARE CAPITAL (CONT’D)

Shares to be Issued

As at December 31, 2018, there are 13,267,523 (September 30, 2018 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $495,320 (September 30, 2018– $477,320), of which 11,290,000 (September 30, 2018– 10,840,000) valued at $434,000 (September 30, 2018 - $416,000) are accrued to management and related parties (see Note 7).

As at December 31, 2018, there are Nil (September 30, 2018 – 126,655,791) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 7), valued at $nil (September 30, 2018 - $4,812,920).

Warrants

During the three-month period ended December 31, 2018, the Company issued no new warrants.

During the period ended December 31, 2018, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

As of December 31, 2018, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 31, 2017	61,500,500	$0.04
Issued	6,306,000	0.04
Exercised	(50,125,000)	0.04
Expired	(11,375,500)	0.04
Balance September 31, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance December 31, 2018	Nil	N/A

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2017	39,850,000	$0.058
Granted	18,500,000	0.18
Cancelled	(18,500,000)	(0.18)
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	—	—
Balance December 31, 2018	49,850,000	$0.060

The following table summarizes the stock options outstanding at December 31, 2018:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	2.48	14,000,000
14,000,000	0.060	2.68	14,000,000
3,450,000	0.060	2.82	3,450,000
8,400,000	0.050	3.30	8,400,000
10,000,000	0.065	4.98	—
49,850,000	$0.058	3.29	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the three-month period ended December 31, 2018: risk-free rate of 1.62% (2017 – N/A), expected life of 5 years (2017 – N/A), annualized historical volatility of 138.8% (2017 – N/A) and a dividend rate of 0% (2017 – N/A). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $nil for the three-month period ended December 31, 2018 (December 31, 2017 – $nil) as none of the options granted were currently vested.

The weighted-average grant-date fair value of options granted during the three-month period ended December 31, 2018 was $0.07 (2017 - $nil). The total intrinsic value of options exercised during the period ended December 31, 2018 was $nil (2017 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

NOTE 11.	CONTINGENT LIABILITIES

Litigation

The Company is party to pending litigation cases as follows:

i)	Locksmith Financial Corporation, Inc. et al. v Voip-Pal.com Inc. (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

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

iv)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the period ended September 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the period ended December 31, 2018, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2018

NOTE 11.	CONTINGENT LIABILITIES (CONT’D)

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

More particularly, a total of eight IPRs, filed against Patent No. 8,542,815 and No. 9,179,005, were either in process before the PTAB or had been resolved, as follows:

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

Performance Bonus Payable

In 2016, the board of directors authorized the Company to provide a performance bonus (the “Performance Bonus”) of up to 3% of the capital stock of the Company by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the occurrence of a bonusable event, defined as the successful completion of a sale of the Company or substantially all its assets, or a major licensing transaction. In order to provide maximum flexibility to the Company with respect to determining the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations.

During the period ended September 30, 2018, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

As at December 31, 2018, no bonusable event had occurred and there was no Performance Bonus payable.

During the period ended December 31, 2018, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares (Note 9). The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the three-month period ended December 31, 2018 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2018 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2018 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending December 31, 2018 and 2017

	Three months ending December 31		Increase/
	2018	2017	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(5,836,665)	(630,541)	5,206,124	826%
Amortization & depreciation	(34,738)	(34,550)	188	1%
Net loss	$(5,871,403)	$(665,091)	$5,206,312	783%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2018 totaled $5,836,665 compared to $630,541 during the same period in 2017.  The increase in general and administrative expenses of $5,206,124, or 826% more than the previous year, was primarily due to an increase in share-based bonuses paid by the Company and patent consulting fees.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending December 31, 2018 totaled $34,738 compared to $34,550 during the same period in 2017. There was a small increase in depreciation expense due to the acquisition of capital equipment during the period.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2018 and 2017.

NET LOSS

The Company reported a net loss of $5,871,403 for the three months ending December 31, 2018 compared to a net loss of $665,091 for the same period in 2017.  The net loss increase of $5,206,312, or 783% over the same period in 2017, was primarily due to an increase in patent consulting fees and share-based bonuses paid to executives of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, the Company had an accumulated deficit of $48,519,767 as compared to an accumulated deficit of $34,911,906 at December 31, 2017. As of December 31, 2018, the Company had a working capital surplus of $3,267,499 as compared to a working capital surplus of $1,149,547 at December 31, 2017. The increase in the Company’s working capital of $2,117,952 was primarily due to an increase in cash on hand received from private placements of common stock and exercise of warrants as compared to the previous period.

Net cash used by operations for the three months ending December 31, 2018 and 2017 was $481,644 and $603,193, respectively. The decrease in net cash used for operations for the three months ending December 31, 2018 as compared to the three-months ending December 31, 2017 was primarily due to a decrease in cash expenditures for patent-related legal and professional fees and services.

Net cash used in investing activities for the three months ending December 31, 2018 and 2017 was $11,917 and $nil. Net cash provided in financing activities for the three months ending December 31, 2018 and 2017 was $342,240 and $1,970,093, respectively. The decrease in net cash provided by financing activities of $1,627,853 was primarily due to a decrease in cash proceeds received from private placement of common shares and exercise of warrants during the three- month period ended December 31, 2018.

Liquidity

The Company primarily finances its operations from cash received through the private placements of its common stock and the exercise of warrants from investors and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next twelve months.

Off Balance Sheet Arrangements

Performance Bonus Payable

In 2016, the board of directors authorized the Company to provide a performance bonus (the “Performance Bonus”) of up to 3% of the capital stock of the Company by way of the issuance of Common shares from its treasury to an as yet undetermined group of related and non-related parties upon the occurrence of a bonusable event, defined as the successful completion of a sale of the Company or substantially all its assets, or a major licensing transaction. In order to provide maximum flexibility to the Company with respect to determining the level of Performance Bonus payable, and who may qualify to receive a pro-rata share of such a Performance Bonus, the Company authorized full discretion to the Board in making such determinations.

During the period ended September 30, 2018, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

As at December 31, 2018, no bonusable event had occurred and there was no Performance Bonus payable.

During the period ended December 31, 2018, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares. The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2018. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management's assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect such controls.

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

iv)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the period ended September 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the period ended December 31, 2018, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

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

More particularly, a total of eight IPRs, filed against Patent No. 8,542,815 and No. 9,179,005, were either in process before the PTAB or had been resolved, as follows:

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

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering for sales within the United States and by Regulation S of the Securities Act for sales made outside of the United States.

During the period ended December 31, 2018, the Company issued: 12,237,500 common shares priced at $0.04 per common share for services with an aggregate value of $307,500; 127,000,000 common shares as bonus compensation, recorded as an expense to the Company of $5,080,000; and 225,184,791 common shares priced between $0.003 and $0.04 per common share pursuant to the Anti-Dilution Clause.

During the period ended December 31, 2018, the Company issued 2,250,000 common shares priced at $0.04 per common share for cash proceeds of $90,000 from private placements of common shares; 6,306,000 common shares priced at $0.04 per common share for cash proceeds of $252,240 from the exercise of 6,306,000 common share purchase warrants.

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

DATED: February 13, 2019	By: /s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 13, 2019	By: /s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer

