Form 10-Q
period 2019-03-31
Voip-pal.com Inc
filed 2019-05-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

As of May 14, 2019, there were 1,952,267,592 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	March 31, 2019	September 30, 2018

ASSETS
CURRENT

Cash	$2,501,436	$3,175,523
Legal retainer	360,138	323,752
Prepaid expense	20,000	—
	2,881,574	3,499,275

NON-CURRENT

Fixed assets (Note 5)	11,541	—
Intellectual VoIP communications patent properties, net (Note 6)	848,450	917,550

TOTAL ASSETS	$3,741,565	$4,416,825

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$105,832	$112,935

TOTAL LIABILITIES	$105,832	$112,935

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 9)	$1,428,734	$1,276,653
ADDITIONAL PAID-IN CAPITAL (Note 9)	50,929,440	45,198,281
SHARES TO BE ISSUED (Note 9)	549,320	477,320
DEFICIT	(49,271,761)	(42,648,364)
	3,635,733	4,303,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,741,565	$4,416,825

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

EXPENSES

Amortization (Note 5 and 6)	$34,737	$34,550	$69,476	$69,100
Officers and Directors Fees (Note 7)	155,729	53,100	446,329	106,200
Legal fees (Note 6)	288,635	284,875	526,043	628,652
Office & general	77,542	98,452	151,829	187,657
Patent consulting fees	33,800	10,000	77,475	43,529
Professional fees & services (Note 6)	161,551	2,916,917	272,245	3,027,847
Stock-based compensation (Note 10 and 11)	—	2,651,050	5,080,000	2,651,050

Total expenses	$751,994	$6,048,944	$6,623,397	$6,714,035

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(751,994)	$(6,048,944)	$(6,623,397)	$(6,714,035)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,950,139,362	1,337,628,236	1,819,762,248	1,251,634,056

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities
Net loss for the period	$(6,623,397)	$(6,714,035)
Add items not affecting cash:
Stock-based compensation	5,080,000	2,651,050
Shares issued for services	404,000	2,810,829
Amortization	69,476	69,100

Changes in non-cash working capital:
Prepaid expense	(20,000)	—
Accounts payable and accrued liabilities	(7,103)	(18,469)
Legal retainer	(36,386)	—
Subscriptions receivable	—	(50,000)
Cash Flows Used in Operating Activities	(1,133,410)	(1,251,525)

Cash Flows from Investing Activities
Acquisition of Equipment	(11,917)	—
Cash Flows Used in Investing Activities	(11,917)	—

Cash Flows from Financing Activities
Proceeds from private placement	219,000	2,924,060
Proceeds from warrant exercise	252,240	958,000
Cash Flows Provided by Financing Activities	471,240	3,882,060

Increase / (Decrease) in cash	(674,087)	2,630,536

Cash, beginning of the period	3,175,523	12,157

Cash, end of the period	$2,501,436	$2,642,693

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in Capital
	Number	Par Value	Value		Deficit	Total
Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374
Shares issued for private placement	85,037,663	85,038	—	1,845,055	—	1,930,093
Shares issued for warrant exercise	1,000,000	1,000	—	39,000	—	40,000
Shares issued for services	158,000	158	—	2,212	—	2,370
Net loss for the year	—	—	—	—	(665,090)	(665,090)
Balance at December 31, 2017	1,228,321,197	$1,104,956	$1,063,041	$34,914,656	$(34,911,906)	$2,170,747
Shares issued for private placement	16,766,086	16,766	—	989,201	—	1,005,967
Shares issued for warrant exercise	22,650,000	22,650	—	883,350	—	906,000
Shares issued for services	86,937,500	86,938	(1,063,041)	3,784,563	—	2,808,460
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	118,121,352	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	2,651,050	—	2,651,050
Net loss for the period	—	—	—	—	(6,048,945)	(6,048,945)
Balance at March 31, 2018	1,472,796,135	$1,231,310	$—	$43,222,820	$(40,960,851)	$3,493,279
Shares issued for private placement	(3,225,000)	(3,225)	—	454,350	—	451,125
Shares issued for warrant exercise	41,100,000	41,100	—	1,032,525	—	1,073,625
Shares issued for services	17,468,333	17,468	477,320	576,828	—	1,071,616
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	56,862,333	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	(98,242)	—	(98,242)
Shares returned (Note 9)	(10,000,000)	(10,000)	—	(21,542)	—	(31,542)
Forgiveness of debt by related party (Note 9)	—	—	—	31,542	—	31,542
Net loss for the period	—	—	—	—	(1,687,513)	(1,687,513)
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	2,250,000	2,250	—	87,750	—	90,000
Shares issued for warrant exercise	6,306,000	6,306	—	245,934	—	252,240
Shares issued for services	12,237,500	12,238	18,000	277,262	—	307,500
Shares issued for bonus compensation	127,000,000	127,000	—	4,953,000	—	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	225,184,791	—	—	—	—	—
Net loss for the period	—	—	—	—	(5,871,403)	(5,871,403)
Balance at December 31, 2018	1,947,980,092	$1,424,447	$495,320	$50,762,227	$(48,519,767)	$4,162,227
Shares issued for private placement	3,225,000	3,225	—	125,775	—	129,000
Shares issued for services	1,062,500	1,062	54,000	41,438	—	96,500
Net loss for the period	—	—	—	—	(751,994)	(751,994)
Balance at March 31, 2019	1,952,267,592	$1,428,734	$549,320	$50,929,440	$(49,271,761)	$3,635,733

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2019, had an accumulated deficit of $49,271,761 (September 30, 2018 - $42,648,364). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2019, Digifonica had no activities.

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

March 31, 2019

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $2,501,436 and $3,175,523 in cash on March 31, 2019 and September 30, 2018, respectively.

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

The fair value of cash is classified as Level 1 at March 31, 2019 and September 30, 2018.

The Company classifies its financial instruments as follows: Cash is classified as held for trading and is measured at fair value. Accounts payable and accrued liabilities are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

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

For the six-month period ended March 31, 2019 and the year ended September 30, 2018 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions. As of March 31, 2019, the Company’s bank operating account balances exceeded the Federal Deposit Insurance Corporation Insurance Limit of $250,000 by $2,251,436.

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

March 31, 2019

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE 5.	FIXED ASSETS

A summary of the Company’s fixed assets as of March 31, 2019 and September 30, 2018 is as follows:

	March 31, 2019	September 30, 2018
Office furniture & computers	$11,917	$—
Accumulated depreciation	(376)	—
Net book value	$11,541	$—

There were no retirements of any fixed assets in the periods presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

NOTE 6.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of March 31, 2019 and September 30, 2018 is as follows:

	March 31, 2019	September 30, 2018
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(703,966)	(634,866)
Net book value	$848,450	$917,550

There were no disposals of any intangible assets in the periods presented.

NOTE 7.	RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the six-month period ended March 31, 2019 includes:

	March 31, 2019	March 31, 2018
Management fees paid or accrued to the CEO	$72,000	$45,000
Management fees paid or accrued to the CFO	43,200	43,200
Management fees paid or accrued to the President	30,000	18,000
Fees paid or accrued to Directors	36,000	36,000
	$181,200	$142,200

During the six-month period ended March 31, 2019 the Company issued 1,650,000 (2018 – 825,000) common shares for a value of $96,000 (2018 - $48,000), accrued 1,800,000 (2018 – 900,000) common shares to be issued valued at $72,000 (2018 – $36,000) and paid cash of $13,200 (2018 - $13,200) for key management compensation as shown in the above table. The Company also issued 90,000,000 (2018 – nil) common shares as bonus compensation to three directors which were recorded as an expense to the Company of $3,600,000 (2018 – Nil) (Notes 9 and 11), and 10,000,000 (2018 – Nil) common shares at a value of $200,000 to the CEO as additional compensation.

As at March 31, 2019, included in shares to be issued is $434,000 (September 30, 2018 - $416,000) for unpaid Director fees. As at March 31, 2019, 2,858,333 (September 30, 2018 – 126,655,791) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. 225,184,791 common shares were issued during the six-month period ended March 31, 2019 (March 31, 2018 – Nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 9).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury from an officer of the Company at a per share price of $0.003 ($31,542) on the unwinding of a loan conversion transaction and the associated forgiveness of a loan to the Company provided by the officer dating from 2014.

NOTE 8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six-month period ended March 31, 2019, the Company paid $nil (March 31, 2018 - $nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the period ended March 31, 2019. During the period ended March 31, 2018, the Company re-classified $1,063,041 from shares to be issued into Additional paid-in capital upon the issuance of shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	3,000,000,000 (September 30, 2018 – 2,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,952,267,592 (September 30, 2018 – 1,575,001,801) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2018 – nil) shares are issued.

During the six-month period ended March 31, 2019, the board of directors of the Company authorized the increase of the Company’s capital stock to up to 3,000,000,000 common voting shares with a par value of $0.001 per share.

Issues during the six-month period ended March 31, 2019

During the six-month period ended March 31, 2019, the Company issued:

–	5,475,000 common shares priced at $0.04 per common share for cash proceeds of $219,000 from a private placement of common shares;

–	6,306,000 common shares priced at $0.04 per common share for cash proceeds of $252,240 from the exercise of 6,306,000 common share purchase warrants;

–	13,300,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $332,000 (September 30, 2018 - $477,320), and accrued 1,800,000 shares to be issued valued at $72,000 for services received;

–	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 11); and

–	225,184,791 common shares priced between $0.003 and $0.04 per common share pursuant to the Anti-Dilution Clause for a value of $5,124,641 (Note 4 and 6).

Issues during the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued:

–	113,453,749 common shares for cash proceeds of $3,402,060 from private placements, as follows;

○	107,147,749 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $3,303,940 from a private placement of common shares; and

○	6,306,000 units at between $0.013 and $0.02 per unit for cash proceeds of $98,120. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance;

–	50,125,000 common shares at $0.04 per common share for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants;

–	104,313,833 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $4,467,917, of which $585,721 (September 30, 2017 - $Nil) was in settlement of Shares to be issued; and

–	174,983,685 common shares priced at $0.038 per common share pursuant to the Anti-Dilution Clause for a value of $6,649,380 (Note 4 and 6).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury at $0.003 per share with an aggregate value of $31,542 (Note 7).

Subsequent Issues

Subsequent to the six-month period ended March 31, 2019, the Company issued nil common shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

NOTE 9.	SHARE CAPITAL (CONT’D)

Shares to be Issued

As at March 31, 2019, there are 15,067,523 (September 30, 2018 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $549,320 (September 30, 2018– $477,320), of which 13,090,000 (September 30, 2018– 10,840,000) valued at $506,000 (September 30, 2018 - $416,000) are accrued to management and related parties (see Note 7).

As at March 31, 2019, there are 2,858,333 (September 30, 2018 – 126,655,791) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 7), valued at $114,333 (September 30, 2018 - $4,812,920).

Warrants

During the six-month period ended March 31, 2019, the Company issued no new warrants.

During the six-month period ended March 31, 2019, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

As of March 31, 2019, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 31, 2017	61,500,500	$0.04
Issued	6,306,000	0.04
Exercised	(50,125,000)	0.04
Expired	(11,375,500)	0.04
Balance September 31, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance March 31, 2019	Nil	N/A

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2017	39,850,000	$0.058
Granted	18,500,000	0.18
Cancelled	(18,500,000)	(0.18)
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	—	—
Balance March 31, 2019	49,850,000	$0.060

The following table summarizes the stock options outstanding at March 31, 2019:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	2.23	14,000,000
14,000,000	0.060	2.43	14,000,000
3,450,000	0.060	2.57	3,450,000
8,400,000	0.050	3.05	8,400,000
10,000,000	0.065	4.73	—
49,850,000	$0.058	3.0	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the six-month period ended March 31, 2019: risk-free rate of 1.62% (2018 – 1.62%), expected life of 5 years (2018 – 5 years), annualized historical volatility of 138.8% (2018 – 138.8%) and a dividend rate of 0% (2018 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $nil for the six-month period ended March 31, 2019 (March 31, 2018 – $2,651,050) as none of the options granted were currently vested.

The weighted-average grant-date fair value of options granted during the six-month period ended March 31, 2019 was $0.07 (2018 - $0.14). The total intrinsic value of options exercised during the period ended March 31, 2019 was $nil (2018 - $1,538,525).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

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

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies (collectively, the “Defendants”). The proceedings in these cases were temporarily stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), which were decided in Voip-Pal’s favor.

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 18-cv-06177-LHK, 18-cv-06217-LHK, 18-cv-04523-LHK and 18-cv-06054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company has stated it will appeal this Court decision.

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

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the period ended March 31, 2019, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2019

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

During the six-month period ended March 31, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares (Note 9). The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the six-month period ended March 31, 2019 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2018 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three- and six-month period ending March 31, 2019 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months and Six Months Ending March 31, 2019 and 2018

	Three months ending March 31		Increase/
	2019	2018	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(717,256)	(6,014,395)	(5,297,139)	-88%
Amortization and depreciation	(34,738)	(34,550)	188	0.54%
Net loss	$(751,994)	$(6,048,945)	$(5,296,951)	-88%

	Six months ending March 31		Increase/
	2019	2018	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(6,553,920)	(6,644,936)	(91,015)	-1%
Amortization and depreciation	(69,476)	(69,100)	376	0.54%
Net loss	$(6,623,397)	$(6,714,036)	$(90,639)	-1%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and six month periods ending March 31, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2019 totaled $717,256 compared to $6,014,395 during the same period in 2018. The decrease in general and administrative expenses of $5,297,139, or 88% less than the previous year, was primarily due to lower legal fees and stock-based compensation expenses incurred during the current period as compared to the same period in the previous year.

General and administrative expenses for the six months ending March 31, 2019 totaled $6,553,920 compared to $6,644,936 during the same period in 2018. The decrease in general and administrative expenses of $91,015 or 1% less than the previous year, was primarily due to lower legal fees and a decrease in stock-based compensation.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of fixed assets for the three months ending March 31, 2019 totaled $34,738 compared to $34,550 during the same period in 2018. There was a small increase of $188 for depreciation on computers and furniture purchased during the first fiscal quarter of 2018. There was no material difference between the amortization expenses for the three months ending March 31, 2019 as compared to the same period in 2018.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the six months ending March 31, 2019 totaled $69,476 compared to $69,100 during the same period in 2018. There was a small increase of $376 for depreciation on computers and furniture purchased during the six-month period. There was no material difference between the amortization expenses for the six months ending March 31, 2019 as compared to the same period in 2018.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three or six month periods ending March 31, 2019 and 2018.

NET LOSS

The Company reported a net loss of $751,994 for the three months ended March 31, 2019 compared to a net loss of $6,048,945 for the same period in 2018. The net loss decrease of $5,296,951, or 88% over the same period in 2018 was due primarily to a decrease in legal fees and stock-based compensation.

The Company reported a net loss of $6,623,397 for the six months ended March 31, 2019 compared to a net loss of $6,714,036 for the same period in 2018. The net loss decrease of $91,015, or 1% over the same period in 2018 was due primarily to a decrease in legal fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had an accumulated deficit of $49,271,761 as compared to an accumulated deficit of $40,960,851 at March 31, 2018. As of March 31, 2019, the Company had a working capital surplus of $2,775,744 as compared to a working capital surplus of $2,506,629 at March 31, 2018. The increase in the Company’s working capital surplus of $269,115 was primarily due to an increase in cash proceeds from private placements and warrant exercises.

Net cash used by operations for the six months ending March 31, 2019 and 2018 was $1,110,726 and $1,251,525, respectively. The decrease in net cash used for the six months ending March 31, 2019 as compared to the six months ending March 31, 2018 was primarily due to a decrease in cash expenditures for legal expenses during the period.

Net cash used in investing activities for the six months ending March 31, 2019 and 2018 was $11,917 and $Nil, respectively.

Net cash provided in financing activities for the six months ending March 31, 2019 and 2018 was $471,240 and $3,882,060 respectively. The decrease in net cash provided by financing activities of $3,410,820 was primarily due to a decrease in cash proceeds from private placements and warrant exercises.

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

During the six-month period ended March 31, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares (Note 9). The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect such controls.

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

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16- VC-00271). These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies (collectively, the “Defendants”). The proceedings in these cases were temporarily stayed, by agreement with the parties thereto, pending the outcome of two Inter Partes Reviews (“IPRs”), which were decided in Voip-Pal’s favor.

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 18-cv-06177-LHK, 18-cv-06217-LHK, 18-cv-04523-LHK and 18-cv-06054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company has stated it will appeal this Court decision.

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

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the period ended March 31, 2019, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

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

During the period ended December 31, 2018, the Company issued 1,062,500 common shares priced at $0.04 per common share for services with an aggregate value of $42,500.

During the period ended December 31, 2018, the Company issued 3,225,000 common shares priced at $0.04 per common share for cash proceeds of $129,000 from private placements of common shares.

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

DATED: May 15, 2019	By: /s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 15, 2019	By: /s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer