Form 10-Q
period 2019-06-30
Voip-pal.com Inc
filed 2019-08-13
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

or

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

1-888-605-7780

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2019, there were 1,953,377,592 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	June 30, 2019	September 30, 2018

ASSETS

CURRENT

Cash	$1,941,889	$3,175,523
Legal retainer	353,289	323,752
Prepaid expense	25,000	—
	2,320,178	3,499,275

NON-CURRENT

Fixed assets (Note 5)	11,353	—
Intellectual VoIP communications patent properties, net (Note 6)	813,900	917,550

TOTAL ASSETS	$3,145,431	$4,416,825

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$32,355	$112,935

TOTAL LIABILITIES	$32,355	$112,935

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 9)	$1,429,844	$1,276,653
ADDITIONAL PAID-IN CAPITAL (Note 9)	50,950,530	45,198,281
SHARES TO BE ISSUED (Note 9)	603,320	477,320
DEFICIT	(49,870,618)	(42,648,364)
	3,113,076	4,303,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,145,431	$4,416,825

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

EXPENSES

Amortization & depreciation (Note 5 and 6)	$34,550	$34,550	$104,214	$103,650
Officers and Directors Fees (Note 7)	107,354	55,300	553,683	161,500
Legal fees (Note 6)	239,599	231,233	765,642	859,885
Office & general	60,950	71,978	212,591	259,635
Patent consulting fees	14,129	30,207	91,604	73,736
Professional fees & services (Note 6)	142,275	187,976	414,520	3,215,823
Stock-based compensation (Note 10 and 11)	—	120,825	5,080,000	2,771,875

Total expenses	$598,857	$732,069	$7,222,254	$7,446,104

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(598,857)	$(732,069)	$(7,222,254)	$(7,446,104)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,952,267,592	1,464,963,231	1,864,052,179	1,421,320,380

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities
Loss for the period	$(7,222,254)	$(7,446,104)
Add items not affecting cash:
Stock-based compensation	5,080,000	2,771,875
Shares issued for services	480,200	2,818,330
Amortization	104,214	103,650

Changes in non-cash working capital:
Prepaid expense	(25,000)	—
Accounts payable and accrued liabilities	(80,580)	25,337
Legal retainer	(29,537)	—
Cash Flows Used in Operating Activities	(1,692,957)	(1,726,912)

Cash Flows from Investing Activities
Acquisition of Equipment	(11,917)	—
Cash Flows Used in Investing Activities	(11,917)	—

Cash Flows from Financing Activities
Proceeds from private placement	219,000	2,936,060
Proceeds from warrant exercise	252,240	1,576,000
Cash Flows Provided by Financing Activities	471,240	4,512,060

Increase / (Decrease) in cash	(1,233,634)	2,785,148

Cash, beginning of the period	3,175,523	12,157

Cash, end of the period	$1,941,889	$2,797,305

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374
Shares issued for private placement	85,037,663	85,038	—	1,845,055	—	1,930,093
Shares issued for warrant exercise	1,000,000	1,000	—	39,000	—	40,000
Shares issued for services	158,000	158	—	2,212	—	2,370
Loss for the period	—	—	—	—	(665,090)	(665,090)
Balance at December 31, 2017	1,228,321,197	$1,104,956	$1,063,041	$34,914,656	$(34,911,906)	$2,170,747
Shares issued for private placement	16,766,086	16,766	—	989,201	—	1,005,967
Shares issued for warrant exercise	22,650,000	22,650	—	883,350	—	906,000
Shares issued for services	86,937,500	86,938	(1,063,041)	3,784,563	—	2,808,460
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	118,121,352	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	2,651,050	—	2,651,050
Loss for the period	—	—	—	—	(6,048,945)	(6,048,945)
Balance at March 31, 2018	1,472,796,135	$1,231,310	$—	$43,222,820	$(40,960,851)	$3,493,279
Shares issued for warrant exercise	14,875,000	14,875	35,000	580,125	—	630,000
Shares issued for services	250,000	250	—	7,250	—	7,500
Share purchase options granted (Note 10)	—	—	—	120,825	—	120,825
Loss for the period	—	—	—	—	(732,069)	(732,069)
Balance at June 30, 2018	1,487,921,135	$1,246,435	$35,000	$43,931,020	$(41,692,920)	$3,519,535
Shares issued for private placement	(3,225,000)	(3,225)	—	454,350	—	451,125
Shares issued for warrant exercise	26,225,000	26,225	(35,000)	452,400	—	443,625
Shares issued for services	17,218,333	17,218	477,320	569,578	—	1,064,116
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	56,862,333	—	—	—	—	—
Share purchase options granted (Note 10)	—	—	—	(219,067)	—	(219,067)
Shares returned (Note 9)	(10,000,000)	(10,000)	—	(21,542)	—	(31,542)
Forgiveness of debt by related party (Note 9)	—	—	—	31,542	—	31,542
Loss for the period	—	—	—	—	(955,444)	(955,444)
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	2,250,000	2,250	—	87,750	—	90,000
Shares issued for warrant exercise	6,306,000	6,306	—	245,934	—	252,240
Shares issued for services	12,237,500	12,238	18,000	277,262	—	307,500
Shares issued for bonus compensation	127,000,000	127,000	—	4,953,000	—	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4 & 9)	225,184,791	—	—	—	—	—
Loss for the period	—	—	—	—	(5,871,403)	(5,871,403)
Balance at December 31, 2018	1,947,980,092	$1,424,447	$495,320	$50,762,227	$(48,519,767)	$4,162,227
Shares issued for private placement	3,225,000	3,225	—	125,775	—	129,000
Shares issued for services	1,062,500	1,062	54,000	41,438	—	96,500
Loss for the period	—	—	—	—	(751,994)	(751,994)
Balance at March 31, 2019	1,952,267,592	$1,428,734	$549,320	$50,929,440	$(49,271,761)	$3,635,733
Shares issued for services	1,110,000	1,110	54,000	21,090	—	76,200
Loss for the period	—	—	—	—	(598,857)	(598,857)
Balance at June 30, 2019	1,953,377,592	$1,429,844	$603,320	$50,950,530	$(49,870,618)	$3,113,076

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2019

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of defending its patents and continues to incur losses and, at June 30, 2019, had an accumulated deficit of $49,870,618 (September 30, 2018 - $42,648,364). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2019, Digifonica had no activities.

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

June 30, 2019

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand and monies held in checking and savings accounts. The Company had $1,941,889 and $3,175,523 in cash on June 30, 2019 and September 30, 2018, respectively.

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

The fair value of cash is classified as Level 1 at June 30, 2019 and September 30, 2018.

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

June 30, 2019

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

For the nine-month period ended June 30, 2019 and the year ended September 30, 2018 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company maintains cash at financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions. As of June 30, 2019, the Company’s bank operating account balances exceeded the Federal Deposit Insurance Corporation Insurance Limit of $250,000 by $1,691,889.

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

June 30, 2019

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

NOTE 5.	FIXED ASSETS

A summary of the Company’s fixed assets as of June 30, 2019 and September 30, 2018 is as follows:

	June 30, 2019	September 30, 2018
Office furniture & computers	$11,917	$—
Accumulated depreciation	(564)	—
Net book value	$11,353	$—

There were no retirements of any fixed assets in the periods presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2019

NOTE 6.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2019 and September 30, 2018 is as follows:

	June 30, 2019	September 30, 2018
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(738,516)	(634,866)
Net book value	$813,900	$917,550

There were no disposals of any intangible assets in the periods presented.

NOTE 7.	RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the nine-month period ended June 30, 2019 includes:

	June 30, 2019	June 30, 2018
Management fees paid or accrued to the CEO	$108,000	$67,500
Management fees paid or accrued to the CFO	64,800	64,800
Management fees paid or accrued to the President	45,000	29,200
Fees paid or accrued to Directors	54,000	54,000
	$271,800	$215,500

During the nine-month period ended June 30, 2019 the Company issued 2,510,000 (2018 – 3,542,500) common shares for a value of $113,200 (2018 - $141,700), accrued 2,700,000 (2018 – 1,350,000) common shares to be issued valued at $126,000 (2018 – $54,000) and paid cash of $32,600 (2018 - $19,800) for key management compensation as shown in the above table. The Company also issued 90,000,000 (2018 – nil) common shares as bonus compensation to three directors which were recorded as an expense to the Company of $3,600,000 (2018 – Nil) (Notes 9 and 11), and 10,000,000 (2018 – Nil) common shares at a value of $200,000 to the CEO as additional compensation.

As at June 30, 2019, included in shares to be issued is $603,320 (September 30, 2018 - $416,000) for unpaid Director fees. As at June 30, 2019, 3,598,333 (September 30, 2018 – 126,655,791) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. 225,184,791 common shares were issued during the nine-month period ended June 30, 2019 (June 30, 2018 – 118,121,352) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 9).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury from an officer of the Company at a per share price of $0.003 ($31,542) on the unwinding of a loan conversion transaction and the associated forgiveness of a loan to the Company provided by the officer dating from 2014.

NOTE 8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine-month period ended June 30, 2019, the Company paid $nil (June 30, 2018 - $nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the period ended June 30, 2019. During the period ended June 30, 2018, the Company re-classified $1,063,041 from shares to be issued into Additional paid-in capital upon the issuance of shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2019

NOTE 9.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	3,000,000,000 (September 30, 2018 – 2,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,952,267,592 (September 30, 2018 – 1,575,001,801) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2018 – nil) shares are issued.

During the nine-month period ended June 30, 2019, the board of directors of the Company authorized the increase of the Company’s capital stock to up to 3,000,000,000 common voting shares with a par value of $0.001 per share.

Issues during the nine-month period ended June 30, 2019

During the nine-month period ended June 30, 2019, the Company issued:

–	5,475,000 common shares priced at $0.04 per common share for cash proceeds of $219,000 from a private placement of common shares;

–	6,306,000 common shares priced at $0.04 per common share for cash proceeds of $252,240 from the exercise of 6,306,000 common share purchase warrants;

–	14,410,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $354,200 (September 30, 2018 - $477,320), and accrued 2,700,000 shares to be issued valued at $126,000 for services received;

–	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 11); and

–	225,184,791 common shares priced between $0.003 and $0.04 per common share pursuant to the Anti-Dilution Clause for a value of $5,124,641 (Note 4 and 6).

Issues during the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued:

–	113,453,749 common shares for cash proceeds of $3,402,060 from private placements, as follows;

○	107,147,749 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $3,303,940 from a private placement of common shares; and

○	6,306,000 units at between $0.013 and $0.02 per unit for cash proceeds of $98,120. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance;

–	50,125,000 common shares at $0.04 per common share for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants;

–	104,313,833 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $4,467,917, of which $585,721 (September 30, 2017 - $Nil) was in settlement of Shares to be issued; and

–	174,983,685 common shares priced at $0.038 per common share pursuant to the Anti-Dilution Clause for a value of $6,649,380 (Note 4 and 6).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury at $0.003 per share with an aggregate value of $31,542 (Note 7).

Subsequent Issues

Subsequent to the nine-month period ended June 30, 2019, the Company issued nil common shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2019

NOTE 9.	SHARE CAPITAL (CONT’D)

Shares to be Issued

As at June 30, 2019, there are 17,317,523 (September 30, 2018 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $603,320 (September 30, 2018– $477,320), of which 15,340,000 (September 30, 2018– 10,840,000) valued at $542,000 (September 30, 2018 - $416,000) are accrued to management and related parties (see Note 7).

As at June 30, 2019, there are 5,716,667 (September 30, 2018 – 126,655,791) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 7), valued at $171,500 (September 30, 2018 - $4,812,920).

Warrants

During the nine-month period ended June 30, 2019, the Company issued no new warrants.

During the nine-month period ended June 30, 2019, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

As of June 30, 2019, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 31, 2017	61,500,500	$0.04
Issued	6,306,000	0.04
Exercised	(50,125,000)	0.04
Expired	(11,375,500)	0.04
Balance September 31, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance June 30, 2019	Nil	N/A

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2019

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2017	39,850,000	$0.058
Granted	18,500,000	0.18
Cancelled	(18,500,000)	(0.18)
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	—	—
Balance June 30, 2019	49,850,000	$0.060

The following table summarizes the stock options outstanding at June 30, 2019:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	1.99	14,000,000
14,000,000	0.060	2.19	14,000,000
3,450,000	0.060	2.32	3,450,000
8,400,000	0.050	2.80	8,400,000
10,000,000	0.065	4.48	—
49,850,000	$0.058	2.70	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2019: risk-free rate of 1.62% (2018 – 1.62%), expected life of 5 years (2018 – 5 years), annualized historical volatility of 138.8% (2018 – 138.8%) and a dividend rate of 0% (2018 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $nil for the nine-month period ended June 30, 2019 (June 30, 2018 – $2,651,050) as none of the options granted were currently vested.

The weighted-average grant-date fair value of options granted during the nine-month period ended June 30, 2019 was $0.07 (2018 - $0.14). The total intrinsic value of options exercised during the period ended June 30, 2019 was $nil (2018 - $1,538,525).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2019

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

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company has appealed this Court decision. The outcome of the appeal process is undeterminable.

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

June 30, 2019

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

During the nine-month period ended June 30, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares (Note 9). The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at June 30, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the quarterly period ended June 30, 2019 and notes thereto, and our audited consolidated financial statements for the year ended September 30, 2018 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the three- and nine-months ending June 30, 2019 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Digifonica patents formed the basis for Voip-Pal’s current intellectual property, now a worldwide portfolio of twenty-nine issued and pending patents primarily designed for the broadband VoIP market.

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

Comparison of the Three Months and Nine Months Ending June 30, 2019 and 2018

	Three months ending June 30		Increase/
	2019	2018	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(564,307)	(697,519)	(133,212)	-19%
Amortization and depreciation	(34,550)	(34,550)	—	0%
Net loss	$(598,857)	$(732,069)	$(133,212)	-19%

	Nine months ending June 30		Increase/
	2019	2018	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(7,118,040)	(7,342,454)	(224,414)	-3%
Amortization and depreciation	(104,214)	(103,650)	564	0.54%
Net loss	$(7,222,254)	$(7,446,104)	$(223,850)	-3%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and nine month periods ending June 30, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2019 totaled $564,307 compared to $697,519 during the same period in 2018. The decrease in general and administrative expenses of $133,212, or 19% less than the previous year, was primarily due to lower legal fees and stock-based compensation expenses incurred during the current period as compared to the same period in the previous year.

General and administrative expenses for the nine months ending June 30, 2019 totaled $7,118,040 compared to $7,342,454 during the same period in 2018. The decrease in general and administrative expenses of $224,414 or 3% less than the previous year, was primarily due to lower legal fees and a decrease in stock-based compensation.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of fixed assets for the three months ending June 30, 2019 totaled $34,550 compared to $34,550 during the same period in 2018. There was no material difference between the amortization or depreciation for the three months ending June 30, 2019 as compared to the same period in 2018.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the nine months ending June 30, 2019 totaled $104,214 compared to $103,650 during the same period in 2018. There was a small increase of $564 for depreciation on computers and furniture purchased during the nine-month period. There was no material difference between the amortization expenses for the nine months ending June 30, 2019 as compared to the same period in 2018.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three or nine month periods ending June 30, 2019 and 2018.

NET LOSS

The Company reported a net loss of $598,857 for the three months ended June 30, 2019 compared to a net loss of $732,069 for the same period in 2018. The net loss decrease of $133,212, or 19% over the same period in 2018 was due primarily to a decrease in legal fees and stock-based compensation.

The Company reported a net loss of $7,222,254 for the nine months ended June 30, 2019 compared to a net loss of $7,446,104 for the same period in 2018. The net loss decrease of $223,850, or 3% over the same period in 2018 was due primarily to a decrease in legal fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had an accumulated deficit of $49,870,618 as compared to an accumulated deficit of $41,692,920 at June 30, 2018. As of June 30, 2019, the Company had a working capital surplus of $2,287,823 as compared to a working capital surplus of $2,567,435 at June 30, 2018. The increase in the Company's working capital surplus of $279,612 was primarily due to an increase in cash proceeds from private placements and warrant exercises.

Net cash used by operations for the nine months ending June 30, 2019 and 2018 was $1,692,957 and $1,726,912, respectively. The decrease in net cash used for the nine months ending June 30, 2019 as compared to the nine months ending June 30, 2018 was primarily due to a decrease in cash expenditures for legal expenses during the period.

Net cash used in investing activities for the nine months ending June 30, 2019 and 2018 was $11,917 and $Nil, respectively.

Net cash provided in financing activities for the nine months ending June 30, 2019 and 2018 was $471,240 and $4,512,060 respectively. The decrease in net cash provided by financing activities of $4,040,820 was primarily due to a decrease in cash proceeds from private placements and warrant exercises.

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

During the nine-month period ended June 30, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares (Note 9). The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at June 30, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three- and nine-months ending June 30, 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2019:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect such controls.

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

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company has appealed this Court decision. The outcome of the appeal process is undeterminable.

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

During the period ended June 30, 2019, the Company issued 1,110,000 common shares priced at $0.02 per common share for services with an aggregate value of $22,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 13, 2019	By: /s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 13, 2019	By: /s/D. Barry Lee
D. Barry Lee
Chief Financial Officer