Form 10-K
period 2019-09-30
Voip-pal.com Inc
filed 2020-01-13
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2019

or

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

1-888-605-7780

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $___ per share	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☒

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

The market value of the voting stock held by non-affiliates was $23,999,691 based on 1,090,895,055 shares held by non-affiliates. These computations are based upon the closing sales price of $0.022 per share of the Company on OTC Markets, Inc. on March 31, 2019.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 10, 2020
Common Stock, $0.001 par value per share	1,969,377,592

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

1.2      U.S. Patent No. 9,179,005, issued November 3, 2015, generally relates to, among other things, routing communications by producing a public or private routing message based on a classification criterion of one or more attributes associated with a caller and an identifier associated with a callee.

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

Amount Spent on Research and Development

For the two years ended September 30, 2019, the Company has incurred no research and development expenses.

Employees

We have two full time employees. The Company utilizes various consultants and contractors for other services.

Emerging Growth Company Status

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, have elected to comply with certain reduced public company reporting requirements for future filings.

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

-	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

-

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934, as amended;

-	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

-	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

-

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1.07 billion of total annual gross revenues during its last completed fiscal year. We will retain “emerging growth company” status until the earliest of:

(i)	(i) the completion of the fiscal year in which the company has total annual gross revenues of $1.07 billion or more,

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

Item 3.	Legal Proceedings.

The Company is party to the following legal proceedings:

i)	Locksmith Financial Corporation, Inc. et al. (Plaintiff) v Voip-Pal.com Inc. et al. (Defendant(s)) (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director in fiscal 2013 and accounted for at a cost of $1,443,000.  The Company resolved to freeze said common shares as the Company believes that the shares were issued as settlement of a line of credit that the Company believes to have been legally unsupported. The Plaintiff alleged that the freeze and the Company’s actions constituted fraud and a breach of securities laws.  The Defendant denied any wrongdoing.

In August 2019, the State Case was heard in Nevada District Court in a jury trial.  In a judgment rendered August 26, 2019, the jury ruled that certain of the Defendants (namely the directors of the Company in 2014) had breached their fiduciary duty to the shareholder and awarded monetary relief to the Plaintiff in the amount of $355,000, plus pre-judgment interest in the amount of $91,306.  On a concurrent counter-claim, the jury found a claim of Unjust Enrichment against Third-Party Plaintiff TK Investment, Ltd. to be unsubstantiated and awarded monetary relief to the Third-Party Plaintiff of $84,000 plus pre-judgment interest of $3,457.

Subsequent to the year ended September 30, 2019, the Plaintiff and the Defendant waived their rights to appeal in this case.  Following such waiver, the Judgments were paid in full.

ii)	Voip-Pal.com Inc. v. Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

On July 2, 2015, the Company filed a case against a former director, a shareholder and a company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. During the year ended September 30, 2019, the parties agreed to dismiss the claims in the Federal Case without prejudice.

iii)

Voip-Pal.com Inc. v. Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-CV-00271) in the United States District Court, District of Nevada

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16-CV-00271).  These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies (collectively, the “Defendants”).

In August 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK and 5:18-cv-06054-LHK.  The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases.  The Company appealed the district court decision to the US Court of Appeals for the Federal Circuit and the appeal remains pending.

iv)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the year ended September 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages.  On December 28, 2016, the lawsuit was officially served to Twitter, Inc.  On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it was renamed as Case No. 5:18-cv-4523 and consolidated with Case Nos. 5:18-cv-06217-LHK and 5:18-cv-066054-LHK.  The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter. On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed but oral argument has not yet been scheduled.

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the period ended September 30, 2019, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549.  In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

vi)	Voip-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

During the period ended September 30, 2019, in May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit and the appeal remains pending.

Inter Partes Reviews

In additional legal actions related to Item iii above, several of the Company’s patents have been subject to challenge in Inter Partes Review (“IPR”) petitions filed before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”).  An IPR is a post-grant patent review process allowing the PTAB to consider the validity of issued patents.  There are no damages awarded, but a portion or all of a patent’s claims instituted for IPR may be invalidated as a result of the review.

Through 2016 and 2017, eight IPRs filed against Patents No. 8,542,815 and No. 9,179,005 by either Apple Inc., AT&T Inc. or Unified Patents Inc. as Petitioner(s) were resolved by the PTAB by denial of their institution.  Subsequent to those rulings, in December 2017, Apple filed a post-judgment motion in IPR2016-01198 and IPR2016-01201, seeking invalidation of the challenged claims as sanctions against the Company for its having participated in ex parte communications during the PTAB proceedings.

During the year ended September 30, 2019, on December 21, 2018, the PTAB ruled on Apple’s sanctions motion, declining to grant Apple’s request to invalidate the challenged claims and declining to grant Apple’s request for entirely new proceedings to replace the existing panel of judges with a new panel or with judges that would consider any request for rehearing by Apple as a sanction against VoIP-Pal.  On January 23, 2019, Apple appealed the PTAB’s ruling to the U.S. Court of Appeals for the Federal Circuit.  The appeal remains pending.

During the year ended September 30, 2019, Apple Inc. petitioned the PTAB to have an additional four IPRs instituted against the Company’s patents numbered 9,537,762, 9,813,330 B2, 9,826,002 B2, and 9,948,549 B2.  Subsequent to the year ended September 30, 2019, all four Apple petitions were denied institution by the PTAB.

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

Holders

We had approximately 459 holders of record of our common stock as of September 30, 2019 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

As at September 30, 2019, the Company has 49,850,000 stock options outstanding at an average exercise price of $0.058 per share, with a remaining contractual life of an average of 2.89 years, of which 39,350,000 are vested and exercisable.

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

During the year ended September 30, 2019, the Company issued 17,410,000 shares of common stock at prices between $0.02 and $0.04 per share to various individuals or entities for services valued at $540,200 and 127,000,000 common shares as bonus compensation, recorded as an expense to the Company of $5,080,000.

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

During the year ended September 30, 2019, the Company issued 225,184,791 shares of common stock priced between $0.003 and $0.04 per share pursuant to the anti-dilution clause of the Digifonica share purchase agreement dated June 25, 2013 for an aggregate value of $5,124,641.

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

–	50,125,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants.

During the year ended September 30, 2019, the Company issued:

–	5,475,000 shares of common stock at $0.04 per common share to various individuals or entities for cash proceeds of $219,000 from the private placement of common shares;

–	6,306,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $252,240 on the exercise of 6,306,000 common share purchase warrants.

Item 6.        Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2019 and notes thereto.

This MD&A for the year ending September 30, 2019 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and capital resources

As of September 30, 2019, the Company had an accumulated deficit of $51,721,696 as compared to an accumulated deficit of $42,648,364 at September 30, 2018. As of September 30, 2019, the Company had a working capital surplus of $940,733 as compared to a working capital surplus of $3,386,340 at September 30, 2018. The decrease in the Company’s working capital of $2,445,607 was primarily due to a decrease in cash on hand and other current assets resulting from a decrease in shares issued for private placement and warrant exercises completed during the year ending September 30, 2019 as compared to the prior year.

Net cash used by operations for the years ending September 30, 2019 and 2018 was $2,674,356 and $2,243,694, respectively. The increase in net cash used for operations for the year ending September 30, 2019 as compared to the year ending September 30, 2018 was primarily due to an increase in cash expenditures for professional fees and services for the year and a decrease in cash received from stock issuances.

Net cash used in investing activities for the years ending September 30, 2019 and 2018 was $(11,917) and $Nil. Net cash provided in financing activities for the year ending September 30, 2019 and 2018 was $471,240 and $5,407,060, respectively. The decrease in net cash provided by financing activities of $4,935,820 was primarily due to a decrease in proceeds from private placement of common shares and exercise of warrants during the year ending September 30, 2019.

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

Comparison of Years Ending September 30, 2019 and 2018

	Years ending September 30		Increase /
	2019	2018	(Decrease)	Percent
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Gross Margin	—	—	—	—
General and administrative expenses	(8,934,380)	(8,263,348)	671,032	+8.1%
Amortization of intangible assets	(138,952)	(138,200)	752	+0.5%
Net loss	$(9,073,332)	$(8,401,548)	$671,784	+8.0%

Revenues, Cost of Revenues and Gross Margin

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses for the year ending September 30, 2019 totaled $8,934,380 compared to $8,263,348 during the same period in 2018.  The increase in general and administrative expenses of $671,032, or 8.1% more than the previous year, was primarily due to increases in legal fees and in management fees.

Amortization of Intangible Assets

Amortization of intellectual VoIP communications patent properties for the year ending September 30, 2019 totaled $138,952 compared to $138,200 during the same period in 2018.

The Company follows GAAP (FAS 142) and is amortizing its intangibles over the remaining patent life of approximately ten (10) years.  The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost.  If the fair market value is less, then impairment expense is recorded on the Company’s financial statements.  The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

Interest Expense

The Company had no interest costs for the years ending September 30, 2019 and 2018.

Net Loss

The Company reported a net loss of $9,073,332 for the year ending September 30, 2019 compared to a net loss of $8,401,548 for the same period in 2018.  The net loss increase of $671,784, or 8.0% over the same period in 2018 was due primarily to increases in legal fees and in management fees.

Off-Balance Sheet Arrangements

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

During the year ended September 30, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company.  Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares.  The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at September 30, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ending September 30, 2019.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data.

VOIP-PAL.com Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year ending September 30, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”), as of September 30, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, cash flows, and stockholders’ equity for the years ended September 30, 2019 and 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 10, 2020

1200 - 609 Granville Street, P.O. Box 10372, Pacific Center, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30, 2019	September 30, 2018

ASSETS
CURRENT

Cash	$960,490	3,175,523
Prepaid expense	19,500	—
Retainer (Note 5)	797,681	323,752
	1,777,671	3,499,275
NON-CURRENT

Fixed assets (Note 6)	11,165	—
Intellectual VoIP communications patent properties, net (Note 7)	779,350	917,550

TOTAL ASSETS	$2,568,186	4,416,825

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	$836,938	$112,935

TOTAL LIABILITIES	836,938	112,935

STOCKHOLDERS’ equity
SHARE CAPITAL (Note 10)	1,432,844	1,276,653
ADDITIONAL PAID-IN CAPITAL (Note 10)	51,542,780	45,198,281
SHARES TO BE ISSUED (Note 10)	477,320	477,320
DEFICIT	(51,721,696)	(42,648,364)
	1,731,248	4,303,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,568,186	$4,416,825

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2019	September 30, 2018

EXPENSES

Amortization (Notes 6 & 7)	$138,952	$138,200
Officers and Directors fees (Note 8)	1,135,230	763,000
Legal fees (Note 8)	1,185,455	934,540
Office & general	304,644	359,446
Patent consulting fees	97,662	124,493
Professional fees & services (Note 8)	597,624	3,529,061
Stock option compensation (Note 11)	5,080,000	2,552,808
Settlement expense (Note 13)	533,765	—

Total expenses	9,073,332	8,401,548

NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(9,073,332)	$(8,401,548)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:

Basic and diluted	1,886,976,459	1,603,496,390

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities
Loss	$(9,073,332)	$(8,401,548)
Add items not affecting cash:
Stock-based compensation	5,080,000	2,552,808
Shares issued for services	949,450	3,882,196
Amortization	138,952	138,200

Changes in non-cash working capital:
Retainer	(473,929)	(223,752)
Accounts payable and accrued liabilities	724,003	(203,598)
Prepaid expense	(19,500)	12,000
Cash Flows Used in Operations	(2,674,356)	(2,243,694)

Cash Flows from Investing Activities
Acquisition of fixed assets	(11,917)	—
Cash Flows Used in Investing Activities	(11,917)	—

Cash Flows from Financing Activities
Proceeds from convertible debentures	—	—
Proceeds from private placement	219,000	3,402,060
Proceeds from warrant exercise	252,240	2,005,000
Cash Flows Provided by Financing Activities	471,240	5,407,060

Increase / (Decrease) in cash	(2,215,033)	3,163,366

Cash, beginning of the year	3,175,523	12,157

Cash, end of the year	$960,490	$3,175,523

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2017	1,142,125,534	$1,018,760	$1,063,041	$33,028,389	$(34,246,816)	$863,374
Shares issued for private placement	113,453,749	113,454	—	3,288,606	—	3,402,060
Shares issued for warrant exercise	50,125,000	50,125	—	1,954,875	—	2,005,000
Shares issued for services	104,313,833	104,314	(585,721)	4,363,603	—	3,882,196
Shares issued for Anti-Dilution Clause (Notes 4 & 10)	174,983,685	—	—	—	—	—
Shares to be issued for Anti-Dilution Clause (Notes 4 & 10)	—	—	—	—	—	—
Share purchase options granted (Note 11)	—	—	—	2,552,808	—	2,552,808
Shares returned (Note 10)	(10,000,000)	(10,000)	—	(21,542)	—	(31,542)
Forgiveness of debt by related party (Note 10)	—	—	—	31,542	—	31,542
Net loss for the year	—	—	—	—	(8,401,548)	(8,401,548)
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	5,475,000	5,475	—	213,525	—	219,000
Shares issued for warrant exercise	6,306,000	6,306	—	245,934	—	252,240
Shares issued for services	17,410,000	17,410	—	932,040	—	949,450
Shares issued for bonus compensation (Note 11)	127,000,000	127,000	—	4,953,000	—	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4, 8 & 10)	225,184,791	—	—	—	—	—
Loss for the year	—	—	—	—	(9,073,332)	(9,073,332)
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248

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

Since March 2004, the Company has developed technology and patents related to Voice-over-Internet Protocol (VoIP) processes.  All business activities prior to March 2004 have been abandoned and written off to deficit.  The Company operates in one reportable segment being the acquisition and development of VoIP-related intellectual property including patents and technology. All intangible assets are located in the United States of America

In December 2013, the Company completed the acquisition of Digifonica (International) Limited, a private company controlled by the CEO of the Company, whose assets included several patents and technology developed for the VoIP market.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business.  The Company is in various stages of product development and continues to incur losses and, at September 30, 2019, had an accumulated deficit of $51,721,696  (September 30, 2018 - $42,648,364).  The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations.  These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required.  There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company.  The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

NOTE 2.               BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). Certain comparable balances have been reclassified to conform to current year presentation.

NOTE 3.               SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2019, Digifonica had no activities.

Use of Estimates

The preparation of these consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Where estimates have been used, financial results as determined by actual events could differ from those estimates.

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $960,490 in cash on September 30, 2019 (September 30, 2018 - $3,175,523).

NOTE 3.               SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, and depreciated using the straight-line method over their useful lives; Furniture and computers – 7 years.

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

The fair value of cash is classified as Level 1 at September 30, 2019 and September 30, 2018.

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

For the year ended September 30, 2019 and the year ended September 30, 2018 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of September 30, 2019, the Company’s bank operating account balances exceed the FDIC Insurance Limit.

Recent Accounting Pronouncements and Adoption

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

Recent Accounting Pronouncements and Adoption (Cont’d)

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that requires the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares.  Shares issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 8 and 10).

NOTE 5.               RETAINER

The Company has legal retainers with several of its legal service providers.  The balance due on these prepaid retainers was $797,681 as of September 30, 2019.  The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6.               FIXED ASSETS

A summary of the Company’s fixed assets as of September 30, 2019 and September 30, 2018 is as follows:

	September 30, 2019	September 30, 2018
Office furniture & computers	$11,917	$—
Accumulated depreciation	(752)	—
Net book value	$11,165	$—

There were no retirements of any fixed assets in the periods presented.

NOTE 7.               INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4).  These assets have been recorded in the financial statements as intangible assets.  These assets are being amortized over twelve (12) years on a straight-line basis.  A summary of intangible assets as of September 30, 2019 and September 30, 2018 is as follows:

	September 30, 2019	September 30, 2018
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(773,066)	(634,866)
Net book value	$779,350	$917,550

There were no disposals of any intangible assets in the periods presented.

NOTE 8.               RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course.  Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the year ended September 30, 2019 includes:

	September 30, 2019	September 30, 2018
Management fees paid or accrued to the CEO	$185,000	$190,000
Management fees paid or accrued to the CFO	120,730	86,000
Management fees paid or accrued to the President	57,500	164,000
Fees paid or accrued to Directors	72,000	323,000
	$435,230	$763,000

During the year ended September 30, 2019 the Company issued 3,510,000 (2018 – 38,450,000) common shares for a value of $169,200 (2018 - $1,457,000) accrued nil (2018 – 6,840,000) common shares to be issued valued at $nil (2018 – $216,000), accrued $180,000 (2018 - $nil) and paid cash of $86,030 (2018 - $57,000) for current year key management compensation totaling $435,230 (2018 - $763,000) as shown in the above table. The Company also issued 90,000,000 (2018 – nil) common shares as bonus compensation to three directors which were recorded as a stock-based compensation expense to the Company of $3,600,000 (2018 – nil) (Note 10), and 10,000,000 (2018 – nil) common shares at a value of $700,000 to the CEO as additional compensation. At September 30, 2019, included in accounts payable and accrued liabilities is $180,000 (September 30, 2018 - $11,000) owed to current officers and directors.

As at September 30, 2019, included in shares to be issued is $416,000 (September 30, 2018 - $416,000) for unpaid Director fees.  As at September 30, 2019, 5,598,333 (September 30, 2018 – 126,655,791) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause.  225,184,791 common shares were issued during the year ended September 30, 2019 (September 30, 2018 – 174,983,685) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury from an officer of the Company at a per share price of $0.003 ($31,542) (Note 10).

NOTE 9.               SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2019, the Company paid $nil (September 30, 2018 - $nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the year ended September 30, 2019.  During the year ended September 30, 2018, the Company re-classified $585,721 from shares to be issued into Additional paid-in capital upon the issuance of 30,193,846 shares.

NOTE 10.             SHARE CAPITAL

Capital Stock Authorized and Issued:

–	3,000,000,000 (September 30, 2018 – 2,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,956,377,592 (September 30, 2018 – 1,575,001,801) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2018 – nil) shares are issued.

During the year ended September 30, 2019, the board of directors of the Company authorized the increase of the Company’s capital stock to up to 3,000,000,000 common voting shares with a par value of $0.001 per share.

Issues during the year ended September 30, 2019

During the year ended September 30, 2019, the Company issued:

–	5,475,000 common shares priced at $0.04 per common share for cash proceeds of $219,000 from a private placement of common shares;

–	6,306,000 common shares priced at $0.04 per common share for cash proceeds of $252,240 from the exercise of 6,306,000 common share purchase warrants;

–	17,410,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $949,450;

–	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 13); and

–	225,184,791 common shares pursuant to the Anti-Dilution Clause (Note 4 and 8).

NOTE 10.             SHARE CAPITAL (CONT’D)

Issues during the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued:

–	113,453,749 common shares for cash proceeds of $3,402,060 from private placements, as follows;

–	107,147,749 common shares priced between $0.015 and $0.06 per common share for cash proceeds of $3,303,940 from a private placement of common shares; and

–

6,306,000 units at between $0.013 and $0.02 per unit for cash proceeds of $98,120.  Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance;

–	50,125,000 common shares at $0.04 per common share for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants;

–	104,313,833 common shares priced at between $0.02 and $0.06 per common share for services with an aggregate value of $4,467,917, of which $585,721 was in settlement of shares to be issued; and

–	174,983,685 common shares pursuant to the Anti-Dilution Clause (Note 4 and 8).

During the year ended September 30, 2018, 10,000,000 common shares were returned to the treasury at $0.003 per share with an aggregate value of $31,542 (Note 8).

Subsequent Issues

Subsequent to the year ended September 30, 2019, the Company issued 13,000,000 common shares for services valued at $330,000.

Shares to be Issued

As at September 30, 2019, there are 12,817,523 (September 30, 2018 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $477,320 (September 30, 2018– $477,320), of which 10,840,000 (September 30, 2018– 10,840,000) valued at $416,000 (September 30, 2018 - $416,000) are accrued to management and related parties (see Note 8).

As at September 30, 2019, there are 5,598,333 (September 30, 2018 – 126,655,791) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Warrants

During the year ended September 30, 2019, the Company issued no new warrants.

During the year ended September 30, 2019, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

As of September 30, 2019, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2017	61,500,500	$0.04
Issued	6,306,000	0.04
Exercised	(50,125,000)	0.04
Expired	(11,375,500)	0.04
Balance September 30, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance September 30, 2019	Nil	N/A

NOTE 11.             STOCK-BASED COMPENSATION

Stock Option Plan

In order to provide incentive to directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the “Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, the Company has in place an incentive Stock Option Plan (the ”Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company.  The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2017	39,850,000	$0.058
Granted	18,500,000	0.18
Cancelled	(18,500,000)	(0.18)
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	—	—
Balance September 30, 2019	49,850,000	$0.060

The following table summarizes the stock options outstanding at September 30, 2019:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	1.73	14,000,000
14,000,000	0.060	1.94	14,000,000
3,450,000	0.060	2.07	3,450,000
8,400,000	0.050	2.55	8,400,000
10,000,000	0.065	4.23	—
49,850,000	$0.059	2.45	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2019: risk-free rate of 3.84% (2018 – 1.62%), expected life of 5 years (2018 – 5 years), annualized historical volatility of 161.7% (2018 – 138.8%) and a dividend rate of 0% (2018 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The stock options vest on the earlier of a successful defense of the Company’s patents in litigation in Federal Court occurs or a Bonusable Event as defined in note 13.  The compensation cost that has been charged against income from options vested under the Plan was $nil for the year ended September 30, 2019 (September 30, 2018 – $nil) as none of the vesting conditions of the options granted during the year were met.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2019 was $0.06 (2018 - $0.16). The total intrinsic value of options exercised during the period ended September 30, 2019 was $nil (2018 - $nil).

NOTE 12.             INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2019 and 2018, the Company had net operating loss carryforwards of approximately $41,386,000 and $33,311,000 respectively, to reduce Federal income tax liabilities through 2039.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2019	2018
Loss for the year	$(9,073,332)	$(8,401,548)
Expected income tax (recovery)	$(2,291,000)	$(2,121,000)
Change in statutory, foreign tax, foreign exchange rates and other	6,000	6,815,000
Permanent Difference	1,067,000	536,000
Change in unrecognized deductible temporary differences	1,218,000	(5,230,000)
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2019	Expiry Date Range	2018	Expiry Date Range
Temporary Differences
Intangible assets	$20,804,000	No expiry date	$23,080,000	No expiry date
Non-capital losses available for future period	$41,386,000	2033 to 2039	$33,311,000	2033 to 2037

Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 13.             CONTINGENT LIABILITIES

Litigation

The Company is party to litigation cases as follows:

i)	Locksmith Financial Corporation, Inc. et al. (Plaintiff) v Voip-Pal.com Inc. et al. (Defendant(s)) (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director in fiscal 2013 and accounted for at a cost of $1,443,000.  The Company resolved to freeze said common shares as the Company believes that the shares were issued as settlement of a line of credit that the Company believes to have been legally unsupported. The Plaintiff alleged that the freeze and the Company’s actions constituted fraud and a breach of securities laws.  The Defendant denied any wrongdoing.

In August, 2019, the State Case was heard in Nevada District Court in a jury trial.  In a judgment rendered August 26, 2019, the jury ruled that certain of the Defendants (namely the directors of the Company in 2014) had breached their fiduciary duty to the shareholder and awarded monetary relief to the Plaintiff in the amount of $355,000, plus pre-judgment interest in the amount of $91,306.  On a concurrent counter-claim, the jury found a claim of Unjust Enrichment against Third-Party Plaintiff TK Investment, Ltd. to be unsubstantiated and awarded monetary relief to the Third-Party Plaintiff of $84,000 plus pre-judgment interest of $3,459.

Subsequent to the year ended September 30, 2019, the Plaintiff and the Defendant waived their rights to appeal in this case.  Following such waiver, the Judgments were paid in full.

ii)	Voip-Pal.com Inc. v. Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

On July 2, 2015, the Company filed a case against a former director, a shareholder and a company controlled by a former director. The Company alleges that the common shares issued in the State Case and an additional 7,200,000 common shares were fraudulently obtained and that the shares have been unlawfully transferred to other entities. During the year ended September 30, 2019, the parties agreed to dismiss the claims in the Federal Case without prejudice.

iii)

Voip-Pal.com Inc. v. Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-CV-00271) in the United States District Court, District of Nevada

In February 2016 the Company filed patent infringement lawsuits in the United States District Court, District of Nevada against Apple, Inc, (Case No. 2:16-CV-00260), Verizon Wireless Services, LLC, Verizon Communications Inc., and AT&T Corp. (Case No. 2:16-CV-00271).  These cases are seeking a combined $7,024,377,876 in damages. On May 9, 2016, the lawsuits were officially served to these companies (collectively, the “Defendants”).

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK and 5:18-cv-06054-LHK.  The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases.  The Company appealed the district court decision to the US Court of Appeals for the Federal Circuit and the appeal remains pending.

iv)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

During the year ended September 30, 2017, on October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages.  On December 28, 2016, the lawsuit was officially served to Twitter, Inc.  On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it was renamed as Case No. 5:18-cv-4523 and consolidated with Case Nos. 5:18-cv-06217-LHK and 5:18-cv-066054-LHK.  The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter. On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed but oral argument has not yet been scheduled.

NOTE 13.             CONTINGENT LIABILITIES (CONT’D)

Litigation (cont’d)

v)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

During the period ended September 30, 2018, in June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549.  In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it remains pending. The outcome of this case is undeterminable.

vi)	Voip-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

During the period ended September 30, 2018, in May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting an “Alice 101” motion that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ “Alice 101” Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit and the appeal remains pending.

Inter Partes Reviews

In additional legal actions related to Item iii above, several of the Company’s patents have been subject to challenge in Inter Partes Review (“IPR”) petitions filed before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”).  An IPR is a post-grant patent review process allowing the PTAB to consider the validity of issued patents.  There are no damages awarded, but a portion or all of a patent’s claims instituted for IPR may be invalidated as a result of the review.

Through 2016 and 2017, eight IPRs filed against Patents No. 8,542,815 and No. 9,179,005 by either Apple Inc., AT&T Inc. or Unified Patents Inc. as Petitioner(s) were resolved by the PTAB by denial of their institution.  Subsequent to those rulings, in December 2017, Apple filed a post-judgment motion in IPR2016-01198 and IPR2016-01201, seeking invalidation of the challenged claims as sanctions against the Company for its having participated in ex parte communications during the PTAB proceedings.

During the year ended September 30, 2019, on December 21, 2018, the PTAB ruled on Apple’s sanctions motion, declining to grant Apple’s request to invalidate the challenged claims and declining to grant Apple’s request for entirely new proceedings to replace the existing panel of judges with a new panel or with judges that would consider any request for rehearing by Apple as a sanction against VoIP-Pal.  On January 23, 2019, Apple appealed the PTAB’s ruling to the U.S. Court of Appeals for the Federal Circuit.  The appeal remains pending.

During the year ended September 30, 2019, Apple Inc. petitioned the PTAB to have an additional four IPRs instituted against the Company’s patents numbered 9,537,762, 9,813,330 B2, 9,826,002 B2, and 9,948,549 B2.  Subsequent to the year ended September 30, 2019, all four Apple petitions were denied institution by the PTAB.

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

During the year ended September 30, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company.  Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares (Note 10).  The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at September 30, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2019:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2019 that have materially affected or are reasonably likely to materially affect such controls.

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

Name	Age	Position	Year Appointed

Dr. Colin Tucker	74	Director, Chairman	2013

Emil Malak (1)	67	Director, Chief Executive Officer, President	2014

Professor Edwin Candy	75	Independent Director	2013

Dr. Ryan L. Thomas (2)	65	Director, President	2015

D. Barry Lee	63	Director, Chief Financial Officer	2015

(1)	Mr. Malak was appointed President upon the resignation of Dr. Thomas as same in May 2019

(2)	Dr. Thomas resigned from his position as President in May 2019 and as a Director in November 2019

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

Dr. Ryan L. Thomas is a licensed attorney in Utah and California, and has been in private practice since 1981. He is currently an Associate Provost and Dean of Undergraduate Studies at Weber State University. Dr. Thomas has served as in-house counsel for the past four years. He has been practicing law since 1979 and has over 35 years of experience as a litigator.  Dr. Thomas has a strong technological and computer science background and has extensive experience in patent law.(1)

D. Barry Lee is a senior management consultant with over 25 years of experience in all aspects of business, providing financial management, consulting and advisory services to private and public companies, primarily in the technology and energy sectors.  He is the founder and CEO of Equity One Capital Corporation, a financial management and consulting services company since 1999 and is the co-founder and a partner at First Merit Group Inc, where he manages investments in energy, technology and biotechnology.

(1)	Dr. Thomas resigned from his position as President in May 2019 and as a Director in November 2019

Item 11.         Executive Compensation.

					Stock Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Shares Awarded		Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Dr. Colin Tucker	2019	36,000	(1)	—	—		—	—	—	—		36,000
Chairman	2018	—		—	975,000	(2)	0.037	36,000	—	—		36,000
Emil Malak	2019	144,000	(1)	—	30,000,000	(3)	0.0025	75,000	—	—		219,000
CEO, Director	2018	—		—	2,432,432		0.037	90,000	—	100,000	(4)	190,000
Edwin Candy	2019	36,000	(1)	—	—		—	—	—	—		36,000
Director	2018	—		—	975,000	(2)	0.037	36,000	—	—		36,000
Ryan L. Thomas(5)	2019	50,000		—	30,000,000	(3)	0.0025	75,000	—	—		125,000
President, Director	2018	—		—	1,625,000		0.037	60,000	—	47,000	(4)	107,000
D. Barry Lee	2019	113,230		—	30,000,000	(3)	0.0025	75,000	—	—		188,230
CFO	2018	26,400		—	1,625,000		0.037	60,000	—	—		86,400

(1)	This compensation was accrued and not paid during the fiscal year ended September 30, 2019

(2)	These stock awards were accrued and have not been issued

(3)	These stock awards were issued to the recipients as a bonus, but are issued with specific restrictions and held by the Company

(4)	This compensation was accrued in prior years but recognized and paid during the fiscal year ended September 30, 2018

(5)	Dr. Thomas resigned from his position as President in May 2019 and as a Director in November 2019

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding common stock, and all officers and directors, as a group.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Dr. Colin Tucker The Old House Back Lane Oxhill, Warwickshire, CV350QN, UK	6,000,000	Nil	0.38%
Emil Malak Suite 41-42 Victoria House, 26 Main Street Gibraltar, Gibraltar	Nil	781,434,537 (1)	39.68%
Professor Edwin Candy Suite 41-42 Victoria House, 26 Main Street Gibraltar, Gibraltar	Nil	5,000,000 (2)	0.31%
Dr. Ryan L. Thomas 2740 E 1700 N. Layton, UT 84040	37,488,000	Nil	1.90%
D. Barry Lee Suite 283 - 1755 Robson Street Vancouver, BC V6G 3B7 Canada	38,560,000	Nil	1.96%

(1)	These shares are held in Digifonica Intellectual Properties (DIP) Ltd (“DIP Ltd”) in trust for Mr. Malak, who has sole voting power over DIP Ltd.

(2)	These shares are held in DIP Ltd, over which Mr. Malak has sole control, in trust for Mr. Candy.

Item 13.         Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2019 the Company paid or accrued $185,000 (2018 - $190,000) to the CEO, $120,730 (2018 - $86,400) to the CFO, $60,000 (2018 - $nil) to the President, $36,000 (2018 - $36,000) to the Chairman, and $36,000 (2018 - $36,000) to other Directors. The Company also issued 90,000,000 restricted shares (2018 – nil) in the capital of the Company to three directors as bonus compensation.

Included in Shares to be issued as at September 30, 2019 is $416,000 (2018 - $416,000) for unpaid Director fees.  As at September 30, 2019, 3,598,333 (September 30, 2018 – 126,655,791) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause.  225,184,791 common shares were issued during the year ended September 30, 2019 (September 30, 2018 – Nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” One of our four directors (see Item 6 above) is independent as defined under the Nasdaq Marketplace Rules.

Item 14.     Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2019 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2019 were as follows:

	2018 to 2019
Audit Fees		$35,700
Audit-Related Fees		$14,282
Tax Fees	$	Nil
All Other Fees	$	Nil

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

VoIP-Pal.Com Inc.
Date: January 13, 2020
	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: January 13, 2020
	By:	/s/ Barry Lee
Barry Lee
Chief Financial Officer