Form 10-Q
period 2019-12-31
Voip-pal.com Inc
filed 2020-02-12
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2019

or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 11, 2020, the Registrant had 1,969,377,592 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	December 31, 2019	September 30, 2019

ASSETS
CURRENT

Cash	$390,025	$960,490
Prepaid expense	13,750	19,500
Retainer (Note 5)	277,542	797,681
	681,317	1,777,671
NON-CURRENT

Fixed assets (Note 6)	10,976	11,165
Intellectual VoIP communications patent properties, net (Note 7)	744,800	779,350

TOTAL ASSETS	$1,437,093	$2,568,186
LIABILITIES
CURRENT

Accounts payable and accrued liabilities	$350,272	$836,938

TOTAL LIABILITIES	350,272	836,938
STOCKHOLDERS’ equity
SHARE CAPITAL (Note 10)	1,445,844	1,432,844
ADDITIONAL PAID-IN CAPITAL (Note 10)	51,859,780	51,542,780
SHARES TO BE ISSUED (Note 10)	477,320	477,320
DEFICIT	(52,696,123)	(51,721,696)
	1,086,821	1,731,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,437,093	$2,568,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018

EXPENSES

Amortization (Note 6 & 7)	$34,739	$34,739
Officers and Directors fees (Note 8)	82,080	290,600
Legal fees	376,938	237,408
Office & general	43,263	74,287
Patent consulting fees	8,307	43,675
Professional fees & services	429,100	110,694
Stock-based compensation (Note 11)	-	5,080,000

Total expenses	974,427	5,871,403

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(974,427)	$(5,871,403)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,962,475,418	1,690,841,578

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2019	Three months Ended December 31, 2018

Cash Flows from Operating Activities
Loss	$(974,427)	$(5,871,403)
Add items not affecting cash:
Stock-based compensation	-	5,080,000
Shares issued for services	330,000	307,500
Amortization	34,739	34,739

Changes in non-cash working capital:
Retainer	520,139	(13,701)
Accounts payable and accrued liabilities	(486,666)	(18,779)
Prepaid expense	5,750	-
Cash Flows Used in Operations	(570,465)	(481,644)

Cash Flows from Investing Activities
Acquisition of fixed assets	-	(11,917)
Cash Flows Used in Investing Activities	-	(11,917)

Cash Flows from Financing Activities
Proceeds from private placement	-	90,000
Proceeds from warrant exercise	-	252,240
Cash Flows Provided by Financing Activities	-	342,240

Increase / (Decrease) in cash	(570,465)	(151,321)

Cash, beginning of the period	960,490	3,175,523

Cash, end of the period	$390,025	$3,024,202

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	2,250,000	2,250	-	87,750	-	90,000
Shares issued for warrant exercise	6,306,000	6,306	-	245,934	-	252,240
Shares issued for services	12,237,500	12,238	18,000	277,262	-	307,500
Shares issued for bonus compensation (Note 11)	127,000,000	127,000	-	4,953,000	-	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4,8 & 10)	225,184,791	-	-	-	-	-
Loss for the period	-	-	-	-	(5,871,403)	(5,871,403)
Balance at December 31, 2018	1,947,980,092	$1,424,447	$495,320	$50,762,227	$(48,519,767)	$4,162,227
Shares issued for private placement	3,225,000	3,225	-	125,775	-	129,000
Shares issued for services	5,172,500	5,172	(18,000)	654,778	-	641,950
Loss for the period	-	-	-	-	(3,201,929)	(3,201,929)
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for services	13,000,000	13,000	-	317,000	-	330,000
Loss for the period	-	-	-	-	(974,427)	(974,427)
Balance at December 31, 2019	1,969,377,592	$1,445,844	$477,320	$51,689,780	$(52,696,123)	$1,086,821

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2019

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at December 31, 2019, had an accumulated deficit of $52,696,123 (September 30, 2019 - $51,721,696). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2019, Digifonica had no activities.

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

December 31, 2019

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $390,025 in cash on December 31, 2019 (September 30, 2019 - $960,490).

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

The fair value of cash is classified as Level 1 at December 31, 2019 and September 30, 2019.

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

December 31, 2019

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

For the period ended December 31, 2019 and the year ended September 30, 2019 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of December 31, 2019, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

December 31, 2019

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements and Adoption (cont’d)

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted upon issuance. The adoption of this guidance had no material impact on the financial statements.

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

NOTE 5. RETAINER

The Company has retainers with several of its professional service providers. The balance due on these prepaid retainers was $277,542 as of December 31, 2019 and $797,681 for the year ended September 30, 2019. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of December 31, 2019 and September 30, 2019 is as follows:

	December 31, 2019	September 30, 2019
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(941)	(752)
Net book value	$10,976	$11,165

There were no retirements of any fixed assets in the periods presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2019

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2019 and September 30, 2019 is as follows:

	December 31, 2019	September 30, 2019
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(807,616)	(773,066)
Net book value	$774,800	$779,350

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the three-month period ended December 31, 2019 includes:

	December 31, 2019	December 31, 2018
Management fees paid or accrued to the CEO	$36,000	$36,000
Management fees paid or accrued to the CFO	28,080	21,600
Management fees paid or accrued to the President	-	15,000
Fees paid or accrued to Directors	18,000	18,000
	$82,080	$90,600

During the three-month period ended December 31, 2019 the Company issued $Nil (2018 – 1,650,000) common shares for a value of $Nil (2018 - $66,000), accrued nil (2018 – 450,000) common shares to be issued valued at $nil (2018 – $18,000), accrued $54,000 (2018 - $nil) and paid cash of $28,080 (2018 - $6,600) for key management compensation totaling $82,080 (2018 - $90,600) as shown in the above table. At December 31, 2019, included in accounts payable and accrued liabilities is $234,000 (September 30, 2019 - $180,000) owed to current officers and directors.

As at December 31, 2019, included in shares to be issued is $416,000 (September 30, 2019 - $416,000) for unpaid Director fees. As at December 31, 2019, 14,265,000 (September 30, 2019 – 5,598,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the period ended December 31, 2019 (September 30, 2019 – 225,184,791) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2019, the Company paid $nil (September 30, 2019 - $nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the period ended December 31, 2019.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2019

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued:

—	3,000,000,000 (September 30, 2019 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,969,377,592 (September 30, 2019 – 1,956,377,592) shares are issued.

—	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2018 – nil) shares are issued.

Issues during the three-month period ended December 31, 2019

During the three-month period ended December 31, 2019, the Company issued 13,000,000 common shares for services with a value of $330,000.

Issues during the year ended September 30, 2019

During the year ended September 30, 2019, the Company issued:

—	5,475,000 common shares priced at $0.04 per share for cash proceeds of $219,000 from a private placement of common shares;

—	6,306,000 common shares priced at $0.04 per share for cash proceeds of $252,240 from the exercise of 6,306,000 warrants;

—	17,410,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $949,450.

—	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 13); and

—	225,184,791 common pursuant to the Anti-Dilution Clause (Note 4 and 8).

Subsequent Issues

None.

Shares to be Issued

As at December 31, 2019, there are 12,817,523 (September 30, 2019 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $477,320 (September 30, 2019– $477,320), of which 10,840,000 (September 30, 2019– 10,840,000) valued at $416,000 (September 30, 2019 - $416,000) are accrued to management and related parties (see Note 8).

As at December 31, 2019, there are 14,265,000 (September 30, 2019 – 5,598,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Warrants

During the year ended September 30, 2019, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

During the period ended December 31, 2019, the Company issued no new warrants.

As of December 31, 2019, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance September 30, 2019	Nil	N/A
Issued	Nil	N/A
Exercised	Nil	N/A
Expired	Nil	N/A
Balance December 31, 2019	Nil	N/A

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2019

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	-	-
Balance September 30, 2019	49,850,000	$0.060
Granted	-	-
Cancelled	-	-
Balance December 31, 2019	49,850,000	$0.060

The following table summarizes the stock options outstanding at December 31, 2019:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	1.48	14,000,000
14,000,000	0.060	1.69	14,000,000
3,450,000	0.060	1.82	3,450,000
8,400,000	0.050	2.3	8,400,000
10,000,000	0.065	3.98	-
49,850,000	$0.059	2.20	39,850,000

There were no stock options granted or exercised or that vested during the three-month periods ended December 31, 2019 and 2018.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2019

NOTE 12. CONTINGENT LIABILITIES

Patent Litigation

The Company is party to patent and patent-related litigation cases as follows:

i)	Voip-Pal.com Inc. v. Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-CV-00271) in the United States District Court, District of Nevada

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

ii)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

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

iii)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

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

iv)	Voip-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2019

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

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

During the three-month period ended December 31, 2019, all four Apple petitions were denied institution by the PTAB.

Non-Patent Litigation

The Company is party to non-patent litigation cases as follows:

v)	Locksmith Financial Corporation, Inc. et al. (Plaintiff) v Voip-Pal.com Inc. et al. (Defendant(s)) (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

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

During the three-month period ended December 31, 2019, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

vi)	Voip-Pal.com Inc. v. Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

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

December 31, 2019

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

During the year ended September 30, 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company.

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

As at December 31, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the three-month period ended December 31, 2019 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2019 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2019 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

In 2013, the Company acquired Digifonica International (DIL) Limited (“Digifonica”), to fund and co-develop Digifonica’s patent suite. Digifonica had been founded in 2003 with the vision that the internet would be the future of all forms of telecommunications - a team of twenty top engineers with expertise in Linux and Internet telephony developed and wrote a software suite with applications that provided solutions for several core areas of internet connectivity. In order to properly test the applications, Digifonica built and operated three production nodes in Vancouver, Canada (Peer 1), London, UK (Teliasonera), and Denmark. Upon successfully developing the technology, Digifonica filed for patents with the United States Patent and Trademark Office (“USPTO”).

The Digifonica patents formed the basis for the Company’s current intellectual property, now a worldwide portfolio of twenty-six issued and pending patents primarily designed for the broadband VoIP market.

The Company’s intellectual property value is derived from its issued and pending patents. The inventions described in these patents, among other things, provide the means to integrate VoIP services with legacy telecommunications systems such as the public switched telephone network (PSTN) to create a seamless service using either legacy telephone numbers or IP addresses, and enhance the performance and value of VoIP implementations worldwide.

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

Comparison of the Three Months Ending December 31, 2019 and 2018

	Three months ending December 31		Increase/
	2019	2018	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(939,688)	(5,863,664)	(4,923,976)	-84%
Amortization & depreciation	(34,739)	(34,739)	-	-
Net loss	$(974,427)	$(5,871,403)	$(4,923,976)	-84%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2019 and 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2019 totaled $939,688 compared to $5,836,664 during the same period in 2018. The decrease in general and administrative expenses of $4,923,976, or 84% less than the previous year, was primarily due to a decrease in stock-based compensation. The Company paid out $5,080,000 in stock-based compensation in the three months ending December 31, 2018 and $Nil in the three-month period ending December 31, 2019.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending December 31, 2019 totaled $34,739 compared to $34,739 during the same period in 2018. There was no change in the amount of amortization or depreciation expense recorded during the three months ending December 31, 2019 and 2018, respectively.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2019 and 2018.

NET LOSS

The Company reported a net loss of $974,427 for the three months ending December 31, 2019 compared to a net loss of $5,871,403 for the same period in 2018. The net loss decrease of $4,923,976, or 84% less than the same period in 2018, was primarily due to a decrease in stock-based compensation paid.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the Company had an accumulated deficit of $52,696,123 as compared to an accumulated deficit of $48,519,767 at December 31, 2018. As of December 31, 2019, the Company had a working capital surplus of $331,045 as compared to a working capital surplus of $3,267,499 at December 31, 2018. The decrease in the Company’s working capital of $2,936,454 is due to increased operating expenses and no equity raised during the year, and a payment of $533,765 to settle a non-patent lawsuit paid during the three month period ended December 31, 2019.

Net cash used by operations for the three months ending December 31, 2019 and 2018 was $570.465 and $481,644, respectively. The increase in net cash used for operations for the three months ending December 31, 2019 as compared to the three months ending December 31, 2018 was primarily due to the payment to settle a non-patent lawsuit.

Net cash used in investing activities for the three months ending December 31, 2019 and 2018 was $Nil and $11,917, respectively. Net cash provided in financing activities for the three months ending December 31, 2019 and 2018 was $Nil and $342,240, respectively. The decrease in net cash provided by financing activities of $342,240 was due to no equity raises and therefore no cash proceeds from private placements and exercise of warrants during the three months ending December 31, 2019.

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

During the year ended September 30, 2019, the board of directors resolved to reduce the Performance Bonus from 10% to 3.33% of the issued and outstanding capital stock of the Company. Concurrently, the board of directors authorized the payment of Common shares (“Bonus Shares”) in an equivalent percentage to the 6.67% reduction to the Performance Bonus to a group of related and non-related parties, which included members of management, a director and several consultants, who received an aggregate 127,000,000 Bonus Shares. The Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the now-reduced Performance Bonus.

As at December 31, 2019, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2019:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect such controls.

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

Patent Litigation

The Company is party to patent- and patent-related litigation cases as follows:

i)	Voip-Pal.com Inc. v. Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-CV-00271) in the United States District Court, District of Nevada

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

ii)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

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

iii)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

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

iv)	Voip-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

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

During the three-month period ended December 31, 2019, all four Apple petitions were denied institution by the PTAB.

Non-Patent Litigation

The Company is party to non-patent litigation cases as follows:

v)	Locksmith Financial Corporation, Inc. et al. (Plaintiff) v Voip-Pal.com Inc. et al. (Defendant(s)) (Case No A-15-717491-C) filed in Clark County District Court (the “State Case”)

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

During the three-month period ended December 31, 2019, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

vi)	Voip-Pal.com Inc. v. Richard Kipping, et al. (Case No. 2:15-cv-01258-JAD-VCF) filed in United States District Court (the “Federal Case”)

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

During the period ended December 31, 2019, the Company issued 13,000,000 common shares priced at $0.03 per common share for services with an aggregate value of $330,000.

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

DATED: February 12, 2020	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 12, 2020	By:	/s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer

