Form 10-Q
period 2020-03-31
Voip-pal.com Inc
filed 2020-05-12
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2020

or

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

As of May 12, 2020, the Registrant had 1,977,131,592 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	March 31, 2020	September 30, 2019
ASSETS

CURRENT

Cash	$356,760	$960,490
Prepaid expense	13,750	19,500
Retainer (Note 5)	122,594	797,681
	493,104	1,777,671
NON-CURRENT

Fixed assets (Note 6)	10,412	11,165
Intellectual VoIP communications patent properties, net (Note 7)	710,250	779,350

TOTAL ASSETS	$1,213,766	$2,568,186

LIABILITIES

CURRENT

Accounts payable and accrued liabilities (Note 8)	$410,845	$836,938

TOTAL LIABILITIES	410,845	836,938

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	1,453,598	1,432,844
ADDITIONAL PAID-IN CAPITAL (Note 10)	51,968,336	51,542,780
SHARES TO BE ISSUED (Note 10)	477,320	477,320
DEFICIT	(53,096,333)	(51,721,696)
	802,921	1,731,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,213,766	$2,568,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

EXPENSES

Amortization (Note 6 & 7)	$35,114	$34,737	$69,853	$69,476
Officers and Directors fees (Note 8)	67,167	155,729	149,247	446,329
Legal fees (Note 8)	165,614	288,635	542,552	526,043
Office & general	18,436	77,542	61,699	151,829
Patent consulting fees	4,653	33,800	12,960	77,475
Professional fees & services (Note 8)	109,226	161,551	538,326	272,245
Stock-based compensation (Note 11)	-	-	-	5,080,000

Total expenses	$400,210	$751,994	$1,374,637	$6,623,397

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(400,210)	$(751,994)	$(1,374,637)	$(6,623,397)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,972,791,881	1,950,139,362	1,967,137,229	1,819,762,248

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019

Cash Flows used in Operating Activities
Loss for the period	$(1,374,637)	$(6,623,397)
Add items not affecting cash:
Stock-based compensation	-	5,080,000
Shares issued for services	330,000	404,000
Amortization	69,853	69,476

Changes in non-cash working capital:
Retainer	675,087	(36,386)
Accounts payable and accrued liabilities	(426,093)	(7,103)
Prepaid expense	5,750	(20,000)
Cash Flows Used in Operations	(720,040)	(1,133,410)

Cash Flows used in Investing Activities
Acquisition of fixed assets	-	(11,917)
Cash Flows Used in Investing Activities	-	(11,917)

Cash Flows from Financing Activities
Proceeds from private placement	116,310	219,000
Proceeds from warrant exercise	-	252,240
Cash Flows Provided by Financing Activities	116,310	471,240

Increase / (Decrease) in cash	(603,730)	(674,087)

Cash, beginning of the period	960,490	3,175,523

Cash, end of the period	$356,760	$2,501,436

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	2,250,000	2,250	-	87,750	-	90,000
Shares issued for warrant exercise	6,306,000	6,306	-	245,934	-	252,240
Shares issued for services	12,237,500	12,238	18,000	277,262	-	307,500
Shares issued for bonus compensation (Note 11)	127,000,000	127,000	-	4,953,000	-	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4,8 & 10)	225,184,791	-	-	-	-	-
Loss for the period	-	-	-	-	(5,871,403)	(5,871,403)
Balance at December 31, 2018	1,947,980,092	$1,424,447	$495,320	$50,762,227	$(48,519,767)	$4,162,227
Shares issued for private placement	3,225,000	3,225	-	125,775	-	129,000
Shares issued for services	1,062,500	1,062	54,000	41,438	-	96,500
Loss for the period	-	-	-	-	(751,994)	(751,994)
Balance at March 31, 2019	1,952,267,592	$1,428,734	$549,320	$50,929,440	$(49,271,761)	$3,635,733
Shares issued for services	4,110,000	4,110	(72,000)	613,340	-	545,450
Loss for the period					(2,449,935)	(2,449,935)
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for services	13,000,000	13,000	-	317,000	-	330,000
Loss for the period	-	-	-	-	(974,427)	(974,427)
Balance at December 31, 2019	1,969,377,592	$1,445,844	$477,320	$51,859,780	$(52,696,123)	$1,086,821
Shares issued for private placement	7,754,000	7,754	-	108,556	-	116,310
Loss for the period	-	-	-	-	(400,210)	(400,210)
Balance at March 31, 2020	1,977,131,592	$1,453,598	$477,320	$51,968,336	$(53,096,333)	$802,921

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

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

These interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2020, had an accumulated deficit of $53,096,333 (September 30, 2019 - $51,721,696). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2020, Digifonica had no activities.

Use of Estimates

The preparation of these interim consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Where estimates have been used, financial results as determined by actual events could differ from those estimates.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $356,760 in cash on March 31, 2020 (September 30, 2019 - $960,490).

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

The fair value of cash is classified as Level 1 at March 31, 2020 and September 30, 2019.

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

March 31, 2020

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

For the period ended March 31, 2020 and the year ended September 30, 2019 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of March 31, 2020, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

March 31, 2020

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

NOTE 5. RETAINER

The Company has retainers with several of its professional service providers. The balance on these prepaid retainers was $122,594 as of March 31, 2020 and $797,681 for the year ended September 30, 2019. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of March 31, 2020 and September 30, 2019 is as follows:

	March 31, 2020	September 30, 2019
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(1,505)	(752)
Net book value	$10,412	$11,165

There were no retirements of any fixed assets in the periods presented.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of March 31, 2020 and September 30, 2019 is as follows:

	March 31, 2020	September 30, 2019
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(842,166)	(773,066)
Net book value	$710,250	$779,350

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the six-month period ended March 31, 2020 includes:

	March 31, 2020	March 31, 2019
Management fees paid or accrued to the CEO	$72,000	$72,000
Management fees paid or accrued to the CFO	59,247	43,200
Management fees paid or accrued to the President	-	30,000
Fees paid or accrued to Directors	18,000	36,000
	$149,247	$181,200

During the six-month period ended March 31, 2020 the Company issued $Nil (2019 – 1,650,000) common shares for a value of $Nil (2019 - $96,000), accrued nil (2019 – nil) common shares to be issued valued at $nil (2019 – $72,000), accrued $90,000 (2019 - $Nil) and paid cash of $59,247 (2019 - $13,200) for key management compensation totaling $149,247 (2019 - $181,200) as shown in the above table. At March 31, 2020, included in accounts payable and accrued liabilities is $270,000 (September 30, 2019 - $180,000) owed to current officers and directors.

As at March 31, 2020, included in shares to be issued is $416,000 (September 30, 2019 - $416,000) for unpaid Director fees. As at March 31, 2020, 19,434,333 (September 30, 2019 – 5,598,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the six-month period ended March 31, 2020 (2019 – 225,184,791) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended March 31, 2020, the Company paid $3,459 (2019 - $nil) in interest and $nil (2019 - $nil) in income taxes.

There were no non-cash investing or financing transactions during the period ended March 31, 2020.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued:

-	3,000,000,000 (September 30, 2019 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,977,131,592 (September 30, 2019 – 1,956,377,592) shares are issued.

-	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2019 – nil) shares are issued.

Issues during the six-month period ended March 31, 2020

During the six-month period ended March 31, 2020, the Company issued:

-	13,000,000 common shares priced at $0.025 per share for services with a value of $330,000; and

-	7,754,000 common shares priced at $0.015 per share for cash proceeds of $116,310 from a private place of common shares

Issues during the year ended September 30, 2019

During the year ended September 30, 2019, the Company issued:

-	5,475,000 common shares priced at $0.04 per share for cash proceeds of $219,000 from a private placement of common shares;

-	6,306,000 common shares priced at $0.04 per share for cash proceeds of $252,240 from the exercise of 6,306,000 warrants;

-	17,410,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $949,450.

-	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 13); and

-	225,184,791 common shares pursuant to the Anti-Dilution Clause (Note 4 and 8), recorded as share issue costs.

Subsequent Issues

None.

Shares to be Issued

As at March 31, 2020, there are 12,817,523 (September 30, 2019 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $477,320 (September 30, 2019– $477,320), of which 10,840,000 (September 30, 2019 – 10,840,000) valued at $416,000 (September 30, 2019 - $416,000) are accrued to management and related parties (see Note 8).

As at March 31, 2020, there are 19,434,333 (September 30, 2019 – 5,598,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Warrants

During the year ended September 30, 2019, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

During the six-month period ended March 31, 2020, the Company issued no new warrants.

As of March 31, 2020, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance September 30, 2019	Nil	N/A
Issued	Nil	N/A
Exercised	Nil	N/A
Expired	Nil	N/A
Balance March 31, 2020	Nil	N/A

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	-	-
Balance September 30, 2019	49,850,000	$0.060
Granted	-	-
Cancelled	-	-
Balance March 31, 2020	49,850,000	$0.060

The following table summarizes the stock options outstanding at March 31, 2020:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	1.48	14,000,000
14,000,000	0.060	1.69	14,000,000
3,450,000	0.060	1.82	3,450,000
8,400,000	0.050	2.3	8,400,000
10,000,000	0.065	3.98	-
49,850,000	$0.059	2.20	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the six-month period ended March 31, 2020: risk-free rate of 0% (2019 – 3.84%), expected life of 0 years (2019 – 5 years), annualized historical volatility of 0% (2019 – 161.7%) and a dividend rate of 0% (2019 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The stock options vest on the occurrence of the earlier of a successful defense of the Company’s patents in litigation in Federal Court or a Bonusable Event as defined in Note 12 hereto. The compensation cost that has been charged against income from options vested under the Plan was $nil for the six-month period ended March 31, 2020 (2019 – $nil) as none of the vesting conditions of the options granted during the period were met.

The weighted-average grant-date fair value of options granted during the six-month period ended March 31, 2020 was $nil (2019 - $0.06). The total intrinsic value of options exercised during the period ended March 31, 2020 was $nil (2019 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

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

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK and 5:18-cv-06054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

Subsequent to the six-month period ending March 31, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which remains pending.

ii)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

On October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it was renamed as Case No. 5:18-cv-4523 and consolidated with Case Nos. 5:18-cv-06217-LHK and 5:18-cv-066054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter. On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

Subsequent to the six-month period ending March 31, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which remains pending.

iii)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit and the appeal remains pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

iv)	Voip-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit and the appeal remains pending.

Subsequent to the six-month period ended March 31, 2020, the following patent litigation cases were filed:

v)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

viii)	VoIP-Pal.com Inc. v. Apple, Inc. Case No. 6-20-cv-00275 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Apple, Inc. alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

ix)	VoIP-Pal.com Inc. v. AT&T, Inc. et al. Case No. 6-20-cv-00325 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against AT&T, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

x)	VoIP-Pal.com Inc. v. Verizon Communications, Inc. et al. Case No. 6-20-cv-00327 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Verizon Communications, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

xi)	Twitter, Inc. VoIP-Pal.com Inc. Case No. 5-20-cv-02397 in the United States District Court, Northern District of California.

In April 2020, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent No. 10,218,606. The case is pending.

xii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02460 in the United States District Court, Northern District of California.

In April 2020, Apple filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 9,935,872 and 10,218,606. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

Inter Partes Reviews

In additional legal actions related to the above cases, several of the Company’s patents have been subject to challenge in Inter Partes Review (“IPR”) petitions filed before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”). An IPR is a post-grant patent review process allowing the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent’s claims instituted for IPR may be invalidated as a result of the review.

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

During the six-month period ended March 31, 2020, all four Apple petitions were denied institution by the PTAB.

Non-Patent Litigation

The Company is party to the following non-patent litigation case:

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

In August, 2019, the case was heard in Nevada District Court in a jury trial. In a judgment rendered August 26, 2019, the jury ruled that certain of the Defendants (namely the directors of the Company in 2014) had breached their fiduciary duty to the shareholder and awarded monetary relief to the Plaintiff in the amount of $355,000, plus pre-judgment interest in the amount of $91,306. On a concurrent counter-claim, the jury found a claim of Unjust Enrichment against Third-Party Plaintiff TK Investment, Ltd. to be unsubstantiated and awarded monetary relief to the Third-Party Plaintiff of $84,000 plus pre-judgment interest of $3,459.

During the six-month period ended March 31, 2020, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2020

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

During the year ended September 30, 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) (Note 10) to a group of related and non-related parties, which included members of management, a director and several consultants. 94,000,000 of the Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the six-month period ended March 31, 2020 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2019 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending March 31, 2020 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending March 31, 2020 and 2019

	Three months ending March 31		Increase/
	2020	2019	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	365,095	717,257	(352,162)	-49%
Amortization & depreciation	35,115	34,737	378	1.09%
Net loss	$400,210	$751,994	$(351,784)	-47%

Comparison of the Six Months Ending March 31, 2020 and 2019

	Six months ending March 31		Increase/
	2020	2019	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	1,304,784	6,553,921	(5,249,137)	-80%
Amortization & depreciation	69,853	69,476	377	0.54%
Net loss	$1,374,637	$6,623,397	$(5,248,760)	-79%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and six months ending December 31, 2020 and 2019.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2020 totaled $365,095 compared to $717,257 during the same period in 2019. The decrease in general and administrative expenses of $352,162, or 49% less than the previous year, was primarily due to a decrease in officers and directors pay, legal fees and professional fees and services.

General and administrative expenses for the six months ending March 31, 2020 totaled $1,304,784 compared to $6,553,921 during the same period in 2019. The decrease in general and administrative expenses of $5,249,137 or 80% less than the previous year, was primarily due to a $5,080,000 decrease in stock-based compensation.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending March 31, 2020 totaled $35,115 compared to $34,737 during the same period in 2019. There was no material change in the amount of amortization or depreciation expense recorded during the three months ending March 31, 2020 and 2019, respectively.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the six months ending March 31, 2020 totaled $69,853 compared to $69,476 during the same period in 2019. There was a small increase of $377 for depreciation on computers and furniture purchased during the six-month period. There was no material difference between the amortization expenses for the six months ending March 31, 2020 as compared to the same period in 2019.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three and six months ending March 31, 2020 and 2019.

NET LOSS

The Company reported a net loss of $400,210 for the three months ending March 31, 2020 compared to a net loss of $751,994 for the same period in 2019. The net loss decrease of $351,784, or 47% less than the same period in 2019, was primarily due to a decrease in officers and directors pay, legal fees and professional fees and services.

The Company reported a net loss of $1,374,637 for the six months ended March 31, 2020 compared to a net loss of $6,623,397 for the same period in 2019. The net loss decrease of $5,248,760, or 79% over the same period in 2019 was due primarily to a decrease in legal fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company had an accumulated deficit of $53,096,333 as compared to an accumulated deficit of $49,271,761 at March 31, 2019. As of March 31, 2020, the Company had a working capital surplus of $82,259 as compared to a working capital surplus of $2,775,744 at March 31, 2019. The decrease in the Company’s working capital of $2,693,485 is due to ongoing operating expenses and less equity raised during the year, and a payment of $533,765 to settle a non-patent lawsuit paid during the six-month period ended March 31, 2020.

Net cash used by operations for the six months ending March 31, 2020 and 2019 was $720,793 and $1,110,726, respectively. The decrease in net cash used for operations for the six months ending March 31, 2020 as compared to the six months ending March 31, 2019 was primarily due to a decrease in officers and directors pay, legal fees and professional services.

Net cash used in investing activities for the six months ending March 31, 2020 and 2019 was $753 and $11,917, respectively. Net cash provided in financing activities for the six months ending March 31, 2020 and 2019 was $116,310 and $471,240, respectively. The decrease in net cash provided by financing activities of $354,930 was due to lower amount in equity raises and therefore less cash proceeds from private placements and exercise of warrants during the three and six months ending March 31, 2020.

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

During the year ended September 30, 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) (Note 10) to a group of related and non-related parties, which included members of management, a director and several consultants. 94,000,000 of the Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending March 31, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2020:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect such controls.

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

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK and 5:18-cv-06054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

Subsequent to the six-month period ending March 31, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which remains pending.

ii)	Voip-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

On October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it was renamed as Case No. 5:18-cv-4523 and consolidated with Case Nos. 5:18-cv-06217-LHK and 5:18-cv-066054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter. On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

Subsequent to the six-month period ending March 31, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which remains pending.

iii)	Voip-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit and the appeal remains pending.

iv)	Voip-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit and the appeal remains pending.

Subsequent to the six-month period ended March 31, 2020, the following patent litigation cases were filed:

v)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

viii)	VoIP-Pal.com Inc. v. Apple, Inc. Case No. 6-20-cv-00275 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Apple, Inc. alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

ix)	VoIP-Pal.com Inc. v. AT&T, Inc. et al. Case No. 6-20-cv-00325 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against AT&T, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

x)	VoIP-Pal.com Inc. v. Verizon Communications, Inc. et al. Case No. 6-20-cv-00327 in the United States District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Verizon Communications, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

xi)	Twitter, Inc. VoIP-Pal.com Inc. Case No. 5-20-cv-02397 in the United States District Court, Northern District of California.

In April 2020, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent No. 10,218,606. The case is pending.

xii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02460 in the United States District Court, Northern District of California.

In April 2020, Apple filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 9,935,872 and 10,218,606. The case is pending.

Inter Partes Reviews

In additional legal actions related to the above cases, several of the Company’s patents have been subject to challenge in Inter Partes Review (“IPR”) petitions filed before the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”). An IPR is a post-grant patent review process allowing the PTAB to consider the validity of issued patents. There are no damages awarded, but a portion or all of a patent’s claims instituted for IPR may be invalidated as a result of the review.

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

During the six-month period ended March 31, 2020, all four Apple petitions were denied institution by the PTAB.

Non-Patent Litigation

The Company is party to the following non-patent litigation case:

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

In August, 2019, the case was heard in Nevada District Court in a jury trial. In a judgment rendered August 26, 2019, the jury ruled that certain of the Defendants (namely the directors of the Company in 2014) had breached their fiduciary duty to the shareholder and awarded monetary relief to the Plaintiff in the amount of $355,000, plus pre-judgment interest in the amount of $91,306. On a concurrent counter-claim, the jury found a claim of Unjust Enrichment against Third-Party Plaintiff TK Investment, Ltd. to be unsubstantiated and awarded monetary relief to the Third-Party Plaintiff of $84,000 plus pre-judgment interest of $3,459.

During the six-month period ended March 31, 2020, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

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

During the period ended March 31, 2020, the Company issued 7,754,000 common shares priced at $0.015 per common share in a private placement for proceeds of $116,310.

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

DATED: May 12, 2020	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 12, 2020	By:	/s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer

