Form 10-Q
period 2020-06-30
Voip-pal.com Inc
filed 2020-08-11
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 10, 2020, the Registrant had 1,988,381,592 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at

(Expressed in U.S. Dollars)

	June 30, 2020	September 30, 2019

ASSETS

CURRENT

Cash	$143,804	$960,490
Prepaid expense	13,750	19,500
Retainer (Note 5)	84,235	797,681
	241,789	1,777,671
NON-CURRENT

Fixed assets (Note 6)	9,848	11,165
Intellectual VoIP communications patent properties, net (Note 7)	675,700	779,350

TOTAL ASSETS	$927,337	$2,568,186

LIABILITIES

CURRENT

Accounts payable and accrued liabilities (Note 8)	$429,676	$836,938

TOTAL LIABILITIES	429,676	836,938

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	1,454,848	1,432,844
ADDITIONAL PAID-IN CAPITAL (Note 10)	51,979,586	51,542,780
SHARES TO BE ISSUED (Note 10)	477,320	477,320
DEFICIT	(53,414,093)	(51,721,696)
	497,661	1,731,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$927,337	$2,568,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

EXPENSES

Amortization (Note 6 & 7)	$35,384	$34,738	$104,967	$104,214
Officers and Directors fees (Note 8)	67,013	107,354	216,260	553,683
Legal fees (Note 8)	79,893	239,599	622,445	765,642
Office & general	62,617	60,762	124,316	212,591
Patent consulting fees	3,813	14,129	16,773	91,604
Professional fees & services (Note 8)	69,310	142,275	607,636	414,520
Stock-based compensation (Note 11)	-	-	-	5,080,000

Total expenses	$318,030	$598,857	$1,692,397	$7,222,254

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(318,030)	$(598,857)	$(1,692,397)	$(7,222,254)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,969,994,259	1,952,267,592	1,970,516,760	1,864,052,179

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019

Cash Flows used in Operating Activities
Loss for the period	$(1,692,397)	$(7,222,254)
Add items not affecting cash:
Stock-based compensation	-	5,080,000
Shares issued for services	342,500	480,200
Amortization	104,967	104,214

Changes in non-cash working capital:
Retainer	713,446	(25,000)
Accounts payable and accrued liabilities	(407,262)	(80,580)
Prepaid expense	5,750	(29,537)
Cash Flows Used in Operations	(932,996)	(1,692,957)

Cash Flows used in Investing Activities
Acquisition of fixed assets	-	(11,917)
Cash Flows Used in Investing Activities	-	(11,917)

Cash Flows from Financing Activities
Proceeds from private placement	116,310	219,000
Proceeds from warrant exercise	-	252,240
Cash Flows Provided by Financing Activities	116,310	471,240

Increase / (Decrease) in cash	(816,686)	(1,233,634)

Cash, beginning of the period	960,490	3,175,523

Cash, end of the period	$143,804	$1,941,889

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	5,475,000	5,475	-	213,525	-	219,000
Shares issued for warrant exercise	6,306,000	6,306	-	245,934	-	252,240
Shares issued for services	14,410,000	14,410	126,000	339,790	-	480,200
Shares issued for bonus compensation (Note 11)	127,000,000	127,000	-	4,953,000	-	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4,8 & 10)	225,184,791	-	-	-	-	-
Loss for the period	-	-	-	-	(7,222,254)	(7,222,254)
Balance at June 30, 2019	1,953,377,592	$1,429,844	$603,320	$50,950,530	$(49,870,618)	$3,113,076
Shares issued for services	3,000,000	3,000	(126,000)	592,250	-	469,250
Loss for the period	-	-	-	-	(1,851,078)	(1,851,078)
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Common shares issued for private placement	7,754,000	7,754	-	108,556	-	116,310
Shares issued for services	14,250,000	14,250	-	328,250	-	342,500
Loss for the period	-	-	-	-	(1,692,397)	(1,692,397)
Balance at June 30, 2020	1,978,381,592	$1,454,848	$477,320	$51,979,586	$(53,414,093)	$497,661

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

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

These interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at June 30, 2020, had an accumulated deficit of $53,414,093 (September 30, 2019 - $51,721,696). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the COVID-19 coronavirus. Its impact on global economies has been far-reaching and businesses around the world are being forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the COVID-19 virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced great volatility and significant declines. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. It is not possible to reliably estimate the duration and severity of the COVID-19 pandemic, nor its impact on the financial position and results of the Company in future periods. The Company is proceeding with its business activities as long as the work environment remains safe – at this point there has been minimal disruption to day-to-day operations resulting from health and safety measures. Disruptions and volatility in the global capital markets may increase the Company’s cost of capital and adversely impact access to capital.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2020, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $143,804 in cash on June 30, 2020 (September 30, 2019 - $960,490).

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments (Cont’d)

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

The fair value of cash is classified as Level 1 at June 30, 2020 and September 30, 2019.

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

For the period ended June 30, 2020 and the year ended September 30, 2019 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of June 30, 2020, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

NOTE 5. RETAINER

The Company has retainers with several of its professional service providers. The balance on these prepaid retainers was $84,235 as of June 30, 2020 and $797,681 as at September 30, 2019. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of June 30, 2020 and September 30, 2019 is as follows:

	June 30, 2020	September 30, 2019
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(2,069)	(752)
Net book value	$9,848	$11,165

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2020 and September 30, 2019 is as follows:

	June 30, 2020	September 30, 2019
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(876,716)	(773,066)
Net book value	$675,700	$779,350

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the nine-month period ended June 30, 2020 includes:

	June 30, 2020	June 30, 2019
Management fees paid or accrued to the CEO	$108,000	$108,000
Management fees paid or accrued to the CFO	90,260	64,800
Management fees paid or accrued to the President	-	45,000
Fees paid or accrued to Directors	18,000	54,000
	$216,260	$271,800

During the nine-month period ended June 30, 2020 the Company issued Nil (2019 – 2,510,000) common shares for a value of $Nil (2019 - $113,200), accrued nil (2019 – 2,700,000) common shares to be issued valued at $Nil (2019 – $126,000), accrued $126,000 (2019 - $Nil) and paid cash of $90,260 (2019 - $32,600) for key management compensation totaling $216,260 (2019 - $271,800) as shown in the above table. At June 30, 2020, included in accounts payable and accrued liabilities is $306,000 (September 30, 2019 - $180,000) owed to current officers and directors.

As at June 30, 2020, included in shares to be issued is $416,000 (September 30, 2019 - $416,000) for unpaid Director fees. As at June 30, 2020, 20,267,667 (September 30, 2019 – 5,598,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the nine-month period ended June 30, 2020 (June 30, 2019 – 225,184,791) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2020, the Company paid $3,459 (2019 - $nil) in interest and $nil (2019 - $nil) in income taxes.

There were no non-cash investing or financing transactions during the period ended June 30, 2020.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued:

-	3,000,000,000 (September 30, 2019 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,978,381,592 (September 30, 2019 – 1,956,377,592) shares are issued.
-	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2019 – nil) shares are issued.

Issues during the nine-month period ended June 30, 2020

During the nine-month period ended June 30, 2020, the Company issued:

-	14,250,000 common shares priced between $0.010 and $0.025 per share for services with a value of $342,500; and
-	7,754,000 common shares priced at $0.015 per share for cash proceeds of $116,310 from a private placement of common shares

Issues during the year ended September 30, 2019

During the year ended September 30, 2019, the Company issued:

-	5,475,000 common shares priced at $0.04 per share for cash proceeds of $219,000 from a private placement of common shares;
-	6,306,000 common shares priced at $0.04 per share for cash proceeds of $252,240 from the exercise of 6,306,000 warrants;
-	17,410,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $949,450.
-	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 13); and
-	225,184,791 common shares pursuant to the Anti-Dilution Clause (Note 4 and 8), recorded as share issue costs.

Subsequent Issues

None.

Shares to be Issued

As at June 30, 2020, there are 12,817,523 (September 30, 2019 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $477,320 (September 30, 2019– $477,320), of which 10,840,000 (September 30, 2019– 10,840,000) valued at $416,000 (September 30, 2019 - $416,000) are accrued to management and related parties (see Note 8).

As at June 30, 2020, there are 20,267,667 (September 30, 2019 – 5,598,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Warrants

During the year ended September 30, 2019, 6,306,000 common share purchase warrants were exercised to purchase 6,306,000 common shares in the capital stock of the Company at a price of $0.04 per common share.

During the nine-month period ended June 30, 2020, the Company issued no new warrants.

As of June 30, 2020, there were no outstanding warrants to be exercised.

The following table summarizes the Company’s share purchase warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2018	6,306,000	$0.04
Issued	Nil	N/A
Exercised	(6,306,000)	0.04
Expired	Nil	N/A
Balance September 30, 2019	Nil	N/A
Issued	Nil	N/A
Exercised	Nil	N/A
Expired	Nil	N/A
Balance June 30, 2020	Nil	N/A

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	-	-
Balance September 30, 2019	49,850,000	$0.060
Granted	-	-
Cancelled	-	-
Balance June 30, 2020	49,850,000	$0.060

The following table summarizes the stock options outstanding at June 30, 2020:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
14,000,000	$0.060	1.23	14,000,000
14,000,000	0.060	1.44	14,000,000
3,450,000	0.060	1.57	3,450,000
8,400,000	0.050	2.05	8,400,000
10,000,000	0.065	3.73	-
49,850,000	$0.059	2.00	39,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2020: risk-free rate of 0% (2019 – 1.62%), expected life of 0 years (2019 – 5 years), annualized historical volatility of 0% (2019 – 138.8%) and a dividend rate of 0% (2019 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The stock options vest on the occurrence of the earlier of a successful defense of the Company’s patents in litigation in Federal Court or a Bonusable Event as defined in Note 12 hereto. The compensation cost that has been charged against income from options vested under the Plan was $nil for the nine-month period ended June 30, 2020 (2019 – $nil) as none of the vesting conditions of the options granted during the period were met.

The weighted-average grant-date fair value of options granted during the nine-month period ended June 30, 2020 was $nil (2019 - $0.07). The total intrinsic value of options exercised during the period ended June 30, 2020 was $nil (2019 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

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

During the nine-month period ending June 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which petition was denied by the Court.

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

During the nine-month period ending June 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which petition was denied by the Court.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

During the nine-month period ended June 30, 2020, the following patent litigation cases were filed:

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

xiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

In April 2020, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

xiv)	Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:20-cv-03092 in the United States District Court, Northern District of California.

In April 2020, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

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

During the nine-month period ended June 30, 2020, all four Apple petitions were denied institution by the PTAB.

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

During the nine-month period ended June 30, 2020, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

ii)	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court

During the nine-month period ended June 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The Defendants filed a Motion to Dismiss the claims, which Motion was granted on June 1, 2020. It is unclear whether Plaintiffs will appeal the ruling. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2020

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

As at June 30, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the nine-month period ended June 30, 2020 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2019 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2020 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2020 and 2019

	Three months ending June 30		Increase/
	2020	2019	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	282,646	564,119	(281,473)	-48%
Amortization & depreciation	35,384	34,738	646	1.03%
Net loss	$318,030	$598,857	$(280,827)	-47%

Comparison of the Nine Months Ending June 30, 2020 and 2019

	Nine months ending June 30		Increase/
	2020	2019	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	1,587,430	7,118,040	(5,530,610)	-78%
Amortization & depreciation	104,967	104,214	753	0.73%
Net loss	$1,692,397	$7,222,254	$(5,529,857)	-77%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three and nine months ending June 30, 2020 and 2019.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2020 totaled $282,646 compared to $564,119 during the same period in 2019. The decrease in general and administrative expenses of $281,473, or 49% less than the previous year, was primarily due to a decrease in officers and directors pay, legal fees and professional fees and services.

General and administrative expenses for the nine months ending June 30, 2020 totaled $1,587,430 compared to $7,118,040 during the same period in 2019. The decrease in general and administrative expenses of $5,530,610 or 78% less than the previous year, was primarily due to a $5,080,000 decrease in stock-based compensation.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending June 30, 2020 totaled $35,384 compared to $34,738 during the same period in 2019. There was no material change in the amount of amortization or depreciation expense recorded during the three months ending June 30, 2020 and 2019, respectively.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the nine months ending June 30, 2020 totaled $104,967 compared to $104,214 during the same period in 2019. There was a small increase of $753 for depreciation on computers and furniture purchased during the nine-month period. There was no material difference between the amortization expenses for the nine months ending June 30, 2020 as compared to the same period in 2019.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three and nine months ending June 30, 2020 and 2019.

NET LOSS

The Company reported a net loss of $318,830 for the three months ending June 30, 2020 compared to a net loss of $598,857 for the same period in 2019. The net loss decrease of $280,827, or 47% less than the same period in 2019, was primarily due to a decrease in officers and directors pay, legal fees and professional fees and services.

The Company reported a net loss of $1,692,397 for the nine months ended June 30, 2020 compared to a net loss of $7,222,254 for the same period in 2019. The net loss decrease of $5,529,857, or 77% over the same period in 2019 was due primarily to a decrease in legal fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company had an accumulated deficit of $53,414,093 as compared to an accumulated deficit of $49,870,618 at June 30, 2019. As of June 30, 2020, the Company had a working capital deficit of $187,887 as compared to a working capital surplus of $2,287,823 at June 30, 2019. The decrease in the Company’s working capital of $2,475,710 is due to ongoing operating expenses and less equity raised during the year, and a payment of $533,765 to settle a non-patent lawsuit paid during the nine-month period ended June 30, 2020.

Net cash used by operations for the nine months ending June 30, 2020 and 2019 was $932,996 and $1,692,957, respectively. The decrease in net cash used for operations for the nine months ending June 30, 2020 as compared to the nine months ending June 30, 2019 was primarily due to a decrease in officers and directors pay, legal fees and professional services.

Net cash used in investing activities for the nine months ending June 30, 2020 and 2019 was $Nil and $11,917, respectively.

Net cash provided in financing activities for the nine months ending June 30, 2020 and 2019 was $116,310 and $471,240, respectively. The decrease in net cash provided by financing activities of $354,930 was due to lower amounts in equity raises and therefore less cash proceeds from private placements and exercise of warrants during the three and nine months ending June 30, 2020.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock and the exercise of warrants from investors and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next 12 months.

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

As at June 30, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending June 30, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the COVID-19 coronavirus. Its impact on global economies has been far-reaching and businesses around the world are being forced to cease or limit operations for long or indefinite periods of time. Measures taken to contain the spread of the COVID-19 virus, including travel bans, quarantines, social distancing, and closures of non-essential services have triggered significant disruptions to businesses worldwide, resulting in an economic slowdown. Global stock markets have also experienced great volatility and significant declines. Governments and central banks have responded with monetary and fiscal interventions to stabilize economic conditions.

The duration and impact of the COVID-19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time. It is not possible to reliably estimate the duration and severity of the COVID-19 pandemic, nor its impact on the financial position and results of the Company in future periods. The Company is proceeding with its business activities as long as the work environment remains safe – at this point there has been minimal disruption to day-to-day operations resulting from health and safety measures. Disruptions and volatility in the global capital markets may increase the Company’s cost of capital and adversely impact access to capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect such controls.

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

During the nine-month period ending June 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which petition was denied by the Court.

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

During the nine-month period ending June 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which petition was denied by the Court.

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

During the nine-month period ended June 30, 2020, the following patent litigation cases were filed:

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

xiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

In April 2020, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

xiv)	Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:20-cv-03092 in the United States District Court, Northern District of California.

In April 2020, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

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

During the nine-month period ended June 30, 2020, all four Apple petitions were denied institution by the PTAB.

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

During the nine-month period ended June 30, 2020, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

ii)	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court

During the nine-month period ended June 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The Defendants filed a Motion to Dismiss the claims, which Motion was granted on June 1, 2020. It is unclear whether Plaintiffs will appeal the ruling. The case is pending.

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

During the period ended June 30, 2020, the Company issued 7,754,000 common shares priced at $0.015 per common share in a private placement for proceeds of $116,310.

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

DATED: August 11, 2020	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 11, 2020	By:	/s/ D. Barry Lee
D. Barry Lee
Chief Financial Officer

