Form 10-K
period 2020-09-30
Voip-pal.com Inc
filed 2020-12-16
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2020

or

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

1-954-495-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The market value of the voting stock held by non-affiliates was $14,621,863 based on 1,218,488,555 shares held by non-affiliates. These computations are based upon the closing sales price of $0.012 per share of the Company on OTC Markets, Inc. on March 31, 2020.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 14, 2020
Common Stock, $0.001 par value per share	2,049,483,092

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

VoIP-Pal’s Patent Portfolio

A brief summary of the Company’s patents is provided below, focusing primarily on patents which have been issued in the U.S. (only limited discussion is provided regarding the Company’s related pending U.S. patent applications and foreign patent assets). The brief summaries below are provided for convenience only and without prejudice to the Company’s rights; it will be appreciated that the scope of the Company’s patents can only be discerned by conducting a full legal analysis under the applicable legal standards and is subject to Court decisions.

VoIP-PAL’s patent portfolio covers the following technologies:

1.	Classification/routing of communications

●	U.S. Patent Nos. 8,542,815; 9,179,005; 9,537,762; 9,813,330; 9,826,002; 9,935,872; 9,948,549; European Patent No. 2,084,868; and Indian Patent No. 287,412, all generally relate to classification/routing of communications.

●	VoIP-PAL has asserted U.S. Patent Nos. 8,542,815 and 9,179,005 against Apple, AT&T, Verizon and Twitter (initially filed in U.S. District Court, Nevada; later transferred to U.S. District Court for the Northern District of California). These patents were subject to eight (8) Inter Partes Review (IPR) proceedings before the USPTO, which were decided in VoIP-Pal’s favor. Some of the asserted claims have been invalidated under §101 during the court proceedings, however, certain non-overlapping claims that had been reviewed in the IPR proceedings were left intact. The defendants may choose to challenge the remaining claims in district court proceedings.

●	VoIP-Pal has asserted U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549 against both Apple and Amazon (initially filed in U.S. District Court, Nevada; later transferred to U.S. District Court for the Northern District of California). While the asserted claims were invalidated under §101 by the District Court, as affirmed by the Federal Circuit, VoIP-Pal believes it has grounds to file a petition for rehearing en banc.

●	VoIP-Pal has asserted U.S. Patent No. 10,218,606 against Apple, Amazon, AT&T, Verizon, Google, Facebook and Whatsapp in U.S. District Court in the Western District of Texas.

●	Brief descriptions of each of these patents are provided below.

1.1 U.S. Patent No. 8,542,815, issued September 24, 2013, generally relates to, among other things, classifying a call as pertaining to a public network or a private network based on a match of one or more attributes associated with a caller and an identifier associated with a callee and network classification criteria.

The ‘815 Patent was the subject of four IPR challenges by Apple, Unified Patents, and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘815 has been asserted against Apple, AT&T, Verizon and Twitter. Some, but not all, of the asserted claims have been found patent-ineligible in court proceedings under §101.

1.2 U.S. Patent No. 9,179,005, issued November 3, 2015, generally relates to, among other things, routing communications by producing a public or private routing message based on a classification criteria of one or more attributes associated with a caller and an identifier associated with a callee.

The ‘005 Patent was the subject of four IPR challenges by Apple and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘005 has been asserted against Apple, AT&T, Verizon and Twitter. Some, but not all, of the asserted claims have been found patent-ineligible in court proceedings under §101.

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

1.8 U.S. Patent No. 10,218,606, issued February 26, 2019, relates to, among other things, processing at least one first participant attribute and a second participant identifier to determine whether a communication initiated from a first participant device to a second participant device in a packet switched or Internet Protocol (IP) based communication system can be routed using either a local cluster/node or a remote cluster/node.

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

1.11 Canadian Patent No. 2,668,025, issued February 25, 2020, relates to classification/routing, similarly to the counterpart U.S. patents described above.

1.12 Indonesian Patent No. IDP000040412 similarly relates to classification/routing (see above patent descriptions).

1.13 Brazil Patent No. PI 0718312-7, granted May 19, 2020, similarly relates to classification/routing (see above).

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

2.5 U.S. Application no. 15/861,572 also relates to lawfully intercepting VoIP or other data communications between parties.

2.6 Canadian Patent No. 2,916,220, granted November 26, 2019, also relates to lawful intercept of communication.

2.7 European Patent No. 2,090,024, granted March 4, 2020, similarly relates to lawful intercept of communications.

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

Amount Spent on Research and Development

For the two years ended September 30, 2020, the Company has incurred no research and development expenses.

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

Item 2. Properties.

The Company does not own any properties or facilities. The Company leases office space for operations and administrative purposes.

Item 3. Legal Proceedings.

The Company is party to the following legal proceedings:

Patent Litigation

The Company is party to patent and patent-related litigation as follows:

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

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK, 5:18-cv-06054-LHK and 5:18-cv-06177-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

During the year ended September 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

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

During the year ended September 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. The Company’s deadline for filing a petition for rehearing is December 17, 2020.

iv)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. The Company’s deadline for filing a petition for rehearing is December 17, 2020.

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

During the year ended September 30, 2019, on December 21, 2018, the PTAB ruled on Apple’s sanctions motion, declining to grant Apple’s request to invalidate the challenged claims and declining to grant Apple’s request for entirely new proceedings to replace the existing panel of judges with a new panel or with judges that would consider any request for rehearing by Apple as a sanction against VoIP-Pal. On January 23, 2019, Apple appealed the PTAB’s final written decision upholding the validity of the ‘815 and ‘005 patents to the U.S. Court of Appeals for the Federal Circuit. During the year ended September 30, 2020, on September 25, 2020, the Federal

Circuit affirmed the PTAB’s decision.

During the year ended September 30, 2019, Apple Inc. petitioned the PTAB to have an additional four IPRs instituted against the Company’s patents numbered 9,537,762, 9,813,330 B2, 9,826,002 B2, and 9,948,549 B2. During the year ended September 30, 2020, all four Apple petitions were denied institution by the PTAB.

Non-Patent Litigation

The Company is party to the following non-patent litigation cases:

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

During the year ended September 30, 2020, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

ii)	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court

During the year period ended September 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The Defendants filed a Motion to Dismiss the claims, which Motion was granted on June 1, 2020. It is unclear whether Plaintiffs will appeal the ruling. The case is pending.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Holders

We had approximately 451 holders of record of our common stock as of September 30, 2020 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

As at September 30, 2020, the Company has 34,850,000 stock options outstanding at an average exercise price of $0.037 per share, with a remaining contractual life of an average of 2.81 years, of which 34,850,000 are vested and exercisable.

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

During the year ended September 30, 2020, the Company issued 33,250,000 shares of common stock at prices between $0.005 and $0.03 per share to various individuals or entities for services with an aggregate value of $534,500.

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

During the year ended September 30, 2017, the Company issued:

_	11,566,666 shares of common stock at prices between $0.02 and $0.03 per common share to various individuals or entities for cash proceeds of $340,000 from private placements; and

_	61,500,500 units of common stock at between $0.02 and $0.025 per unit to various individuals or entities for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance.

During the year ended September 30, 2018, the Company issued:

_	108,147,749 shares of common stock at prices between $0.015 and $0.06 per common share to various individuals or entities for cash proceeds of $3,343,940 from the private placement of common shares;

_	6,306,000 units at prices between $0.0125 and $0.02 per unit to various individuals or entities for cash proceeds of $98,120 from the private placement of units of the Company’s common stock. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance; and

_	50,125,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants.

During the year ended September 30, 2019, the Company issued:

–	5,475,000 shares of common stock at $0.04 per common share to various individuals or entities for cash proceeds of $219,000 from the private placement of common shares;

–	6,306,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $252,240 on the exercise of 6,306,000 common share purchase warrants.

During the year ended September 30, 2020, the Company issued 44,354,000 common shares priced between $0.005 and $0.015 per common share to various individuals or entities for cash proceeds of $299,310 from private placements of common shares.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2020 and 2019 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the year ending September 30, 2020 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of Years Ending September 30, 2020 and 2019

	Years ending September 30		Increase/
	2020	2019	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(2,203,399)	(8,934,380)	(6,730,981)	-75%
Amortization & depreciation	(140,458)	(138,952)	1,506	1%
Net loss	$(2,343,857)	$(9,073,332)	$(6,729,475)	-74%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2020 and 2019.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ending September 30, 2020 totaled $2,203,399 compared to $8,934,380 during 2019. The decrease in general and administrative expenses of $6,730,981or 75% less than the previous year, was primarily due to a $5,080,000 decrease in stock-based compensation.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the year ending September 30, 2020 totaled $140,458 compared to $138,952 for the year ended September 30, 2019. There was a small increase of $1,506 for depreciation on computers and furniture purchased during the year. There was no material difference between the amortization expenses for the year ending September 30, 2020 as compared to 2019.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the years ending September 30, 2020 and 2019.

NET LOSS

The Company reported a net loss of $2,343,857 for the year ended September 30, 2020 compared to a net loss of $9,073,332 for the year ended September 30, 2019. The net loss decrease of $6,729,475, or 74% over the year in 2019 was due primarily to a decrease in legal fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company had an accumulated deficit of $54,065,553 as compared to an accumulated deficit of $51,721,696 at September 30, 2019. As of September 30, 2020, the Company had a working capital deficit of $293,385 as compared to a working capital surplus of $940,733 at September 30, 2019. The decrease in the Company’s working capital of $1,234,118 is due to ongoing operating expenses and less equity raised during the year, and a payment of $533,763 to settle a non-patent lawsuit paid during the year ended June 30, 2020.

Net cash used by operations for the years ending September 30, 2020 and 2019 was $1,146,262 and $2,674,356, respectively. The decrease in net cash used for operations for the year ending September 30, 2020 as compared to the year ending September 30, 2019 was primarily due to a decrease in officers and directors pay, legal fees and professional services.

Net cash used in investing activities for the years ending September 30, 2020 and 2019 was $Nil and $11,917, respectively.

Net cash provided in financing activities for the years ending September 30, 2020 and 2019 was $299,310 and $471,240, respectively. The decrease in net cash provided by financing activities of $171,930 was due to lower amounts in equity raises and therefore less cash proceeds from private placements and exercise of warrants during the year ending September 30, 2020.

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

As at September 30, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ending September 30, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fiscal Year ending September 30, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”), as of September 30, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in stockholders’ equity for the years ended September 30, 2020 and 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

December 15, 2020

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30, 2020	September 30, 2019

ASSETS

CURRENT

Cash	$113,538	$960,490
Prepaid expense	13,750	19,500
Retainer (Note 5)	52,085	797,681
	179,373	1,777,671
NON-CURRENT

Fixed assets (Note 6)	8,907	11,165
Intellectual VoIP communications patent properties, net (Note 7)	641,150	779,350

TOTAL ASSETS	$829,430	$2,568,186

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$472,758	$836,938

TOTAL LIABILITIES	$472,758	$836,938

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	$1,510,448	1,432,844
ADDITIONAL PAID-IN CAPITAL (Note 10)	52,434,457	51,542,780
SHARES TO BE ISSUED (Note 10)	477,320	477,320
DEFICIT	(54,065,553)	(51,721,696)
	356,672	1,731,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,430	$2,568,186

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2020	September 30, 2019

EXPENSES

Amortization (Note 6 & 7)	$140,458	$138,952
Officers and Directors fees (Note 8)	280,507	1,135,230
Legal fees (Note 8)	741,445	1,185,455
Office & general	156,896	304,644
Patent consulting fees	26,444	97,662
Professional fees & services (Note 8)	862,636,	597,624
Stock-based compensation (Note 11)	135,471	5,080,000
Settlement expense (Note 13)	-	533,765

Total expenses	2,343,857	9,073,332

LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(2,343,857)	$(9,073,332)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,976,098,865	1,886,976,459

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities
Loss	$(2,343,857)	$(9,073,332)
Add items not affecting cash:
Stock-based compensation	135,471	5,080,000
Shares issued for services	534,500	949,450
Amortization	140,458	138,952

Changes in non-cash working capital:
Retainer	745,596	(473,929)
Accounts payable and accrued liabilities	(364,180)	724,003
Prepaid expense	5,750	(19,500)
Cash Flows Used in Operations	(1,146,262)	(2,674,356)

Cash Flows from Investing Activities
Acquisition of fixed assets	-	(11,917)
Cash Flows Used in Investing Activities	-	(11,917)

Cash Flows from Financing Activities
Proceeds from private placement	299,310	219,000
Proceeds from warrant exercise	-	252,240
Cash Flows Provided by Financing Activities	299,310	471,240

Increase / (Decrease) in cash	(846,952)	(2,215,033)

Cash, beginning of the year	960,490	3,175,523

Cash, end of the year	$113,538	$960,490

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2018	1,575,001,801	$1,276,653	$477,320	$45,198,281	$(42,648,364)	$4,303,890
Shares issued for private placement	5,475,000	5,475	-	213,525	-	219,000
Shares issued for warrant exercise	6,306,000	6,306	-	245,934	-	252,240
Shares issued for services	17,410,000	17,410	-	932,040	-	949,450
Shares issued for bonus compensation (Note 11)	127,000,000	127,000	-	4,953,000	-	5,080,000
Shares issued for Anti-Dilution Clause (Notes 4, 8 & 10)	225,184,791	-	-	-	-	-
Loss for the year	-	-	-	-	(9,073,332)	(9,073,332)
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for private placement	44,354,000	44,354	-	254,956	-	299,310
Shares issued for services	33,250,000	33,250	-	501,250	-	534,500
Share based compensation	-	-	-	135,471	-	135,471
Loss for the year	-	-	-	-	(2,343,857)	(2,343,857)
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at September 30, 2020, had an accumulated deficit of $54,065,553 (September 30, 2019 - $51,721,696). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2020, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $113,538 in cash on September 30, 2020 (September 30, 2019 - $960,490).

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, and depreciated using the straight-line method over their useful lives; Furniture and computers – 5 years.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments (cont’d)

Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

–	Level 1: Quoted prices in active markets for identical assets and liabilities.

–	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

–	Level 3: Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash is classified as Level 1 at September 30, 2020 and 2019.

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

For the years ended September 30, 2020 and 2019 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of September 30, 2020, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted upon issuance. On October 1, 2019, the Company adopted this standard and it did not have a material impact on its consolidated financial statements.

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

NOTE 5. RETAINER

The Company has retainers with several of its professional service providers. The balance due on these prepaid retainers was $52,085 as of September 30, 2020 (September 30, 2019 - $797,681). The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of September 30, 2020 and September 30, 2019 is as follows:

	September 30, 2020	September 30, 2019
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(3,010)	(752)
Net book value	$8,907	$11,165

There were no retirements of any fixed assets in the years presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of September 30, 2020 and September 30, 2019 is as follows:

	September 30, 2020	September 30, 2019
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(911,266)	(773,066)
Net book value	$641,150	$779,350

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the years ended September 30, 2020 and 2019 includes:

	September 30, 2020	September 30, 2019
Management fees paid or accrued to the CEO	$144,000	$185,000
Management fees paid or accrued to the CFO	118,507	120,730
Management fees paid or accrued to the President	-	57,500
Fees paid or accrued to Directors	18,000	72,000
	$280,507	$435,230

During the year ended September 30, 2020 the Company issued Nil (2019 – 3,510,000) common shares for a value of $Nil (2019 - $169,200) accrued nil (2019 – nil) common shares to be issued valued at $Nil (2019 – nil), accrued $183,600 (2019 - $180,000) and paid cash of $96,907 (2019 - $86,030) for current year key management compensation totaling $280,507 (2019 - $435,230) as shown in the above table. The Company issued Nil (2019 – 90,000,000) common shares as bonus compensation to three directors which were recorded as a stock-based compensation expense to the Company of $Nil (2019 – 3,600,000) (Note 10), and Nil (2019 – 10,000,000) common shares at a value of $Nil (2019 - $700,000) to the CEO as additional compensation. At September 30, 2020, included in accounts payable and accrued liabilities is $358,131 (September 30, 2019 - $180,000) owed to current officers and directors.

As at September 30, 2020, included in shares to be issued is $416,000 (September 30, 2019 - $416,000) for unpaid Director fees. As at September 30, 2020, 57,334,333 (September 30, 2019 – 5,598,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the year ended September 30, 2020 (September 30, 2019 – 225,184,791) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2020, the Company paid $nil (September 30, 2019 - $nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the years ended September 30, 2020 and September 30, 2019.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued:

_	3,000,000,000 (September 30, 2019 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 2,033,981,592 (September 30, 2019 – 1,956,377,592) shares are issued.

_	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2019 – nil) shares are issued.

Issues during the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued:

_	44,354,000 common shares priced between $0.005 and $0.015 per common share for cash proceeds of $299,310 from private placements of common shares; and

_	33,250,000 common shares priced between $0.005 and $0.03 per common share for services with an aggregate value of $534,500.

Issues during the year ended September 30, 2019

During the year ended September 30, 2019, the Company issued:

_	5,475,000 common shares priced at $0.04 per common share for cash proceeds of $219,000 from a private placement of common shares;

_	6,306,000 common shares priced at $0.04 per common share for cash proceeds of $252,240 from the exercise of 6,306,000 common share purchase warrants;

_	17,410,000 common shares priced between $0.02 and $0.04 per common share for services with an aggregate value of $949,450;

_	127,000,000 common shares issued as bonus compensation, recorded as an expense to the Company of $5,080,000 (Note 13); and

_	225,184,791 common pursuant to the Anti-Dilution Clause (Note 4 and 8).

Subsequent Issues

Subsequent to the year ended September 30, 2020, the Company issued:

_	10,501,500 common shares at a price of $0.01 per common share in a private placement for cash proceeds totaling $105,015; and

_	5,000,000 common shares at a price of $0.01 per common share for services with an aggregate value of $50,000.

Shares to be Issued

As at September 30, 2020, there are 12,817,523 (September 30, 2019 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $477,320 (September 30, 2019– $477,320), of which 10,840,000 (September 30, 2019 – 10,840,000) valued at $416,000 (September 30, 2019 - $416,000) are accrued to management and related parties (see Note 8).

As at September 30, 2020, there are 57,334,333 (September 30, 2019 – 5,598,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Warrants

During the year ended September 30, 2020, the Company issued no new warrants.

During the year ended September 30, 2020, nil (September 30, 2019 - 6,306,000) common share purchase warrants were exercised to purchase nil (September 30, 2019 - 6,306,000) common shares in the capital stock of the Company.

As of September 30, 2020 and 2019, there were no outstanding warrants to be exercised.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	-	-
Balance September 30, 2019	49,850,000	$0.059
Granted	15,000,000	0.010
Cancelled	30,000,000	0.062
Balance September 30, 2020	34,850,000	$0.037

The following table summarizes the stock options outstanding at September 30, 2020:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
4,000,000	$0.060	0.73	4,000,000
4,000,000	0.060	0.94	4,000,000
3,450,000	0.060	1.07	3,450,000
8,400,000	0.050	1.55	8,400,000
15,000,000	0.010	4.98	15,000,000
34,850,000	$0.037	2.81	34,850,000

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2020: risk-free rate of 0.35% (2019 – 3.84%), expected life of 5 years (2019 – 5 years), annualized historical volatility of 148% (2019 – 161.7%) and a dividend rate of 0% (2019 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. All of the stock options granted are fully vested to the holders. The compensation cost that has been charged against income from options vested under the Plan was $135,471 for the year ended September 30, 2020 (2019 – $nil).

The weighted-average grant-date fair value of options granted during the year ended September 30, 2020 was $0.009 (2019 - $0.06). The total intrinsic value of options exercised during the period ended September 30, 2020 was $nil (2019 - $nil).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 12. INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2020 and 2019, the Company had net operating loss carryforwards of approximately $45,869,000 and $41,386,000 respectively, to reduce Federal income tax liabilities through 2040.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2020	2019
Loss for the year	$(2,343,857)	$(9,073,332)
Expected income tax (recovery)	$(492,000)	$(2,291,000)
Change in statutory, foreign tax, foreign exchange rates and other	-	6,000
Permanent Difference	-28,000	1,067,000
Change in unrecognized deductible temporary differences	(464,000)	1,218,000
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2020	Expiry Date Range	2019	Expiry Date Range
Temporary Differences
Intangible assets	$18,527,000	No expiry date	$20,804,000	No expiry date
Non-capital losses available for future period	$45,869,000	2033 to 2040	$41,386,000	2033 to 2039

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

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK, 5:18-cv-06054-LHK and 5:18-cv-06177-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘005 and ‘815 patents do not claim patentable subject matter.

On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the US Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

During the year ended September 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

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

During the year ended September 30, 2020, on April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. The Company’s deadline for filing a petition for rehearing is December 17, 2020.

iv)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. The Company’s deadline for filing a petition for rehearing is December 17, 2020.

During the year ended September 30, 2020, the following patent litigation cases were filed:

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

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

In April 2020, Apple filed a declaratory judgment lawsuit against the Company in the US District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 9,935,872 and 10,218,606. The case is pending.

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

During the year ended September 30, 2019, on December 21, 2018, the PTAB ruled on Apple’s sanctions motion, declining to grant Apple’s request to invalidate the challenged claims and declining to grant Apple’s request for entirely new proceedings to replace the existing panel of judges with a new panel or with judges that would consider any request for rehearing by Apple as a sanction against VoIP-Pal. On January 23, 2019, Apple appealed the PTAB’s final written decision upholding the validity of the ‘815 and ‘005 patents to the U.S. Court of Appeals for the Federal Circuit. During the year ended September 30, 2020, on September 25, 2020, the Federal Circuit affirmed the PTAB’s decision.

During the year ended September 30, 2019, Apple Inc. petitioned the PTAB to have an additional four IPRs instituted against the Company’s patents numbered 9,537,762, 9,813,330 B2, 9,826,002 B2, and 9,948,549 B2. During the year ended September 30, 2020, all four Apple petitions were denied institution by the PTAB.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2020

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Non-Patent Litigation

The Company is party to the following non-patent litigation cases:

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

During the year ended September 30, 2020, the Plaintiff and the Defendant waived their rights to appeal in this case. Following such waiver, both of the above-noted judgments and accrued interest were paid in full.

ii)	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court

During the year period ended September 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The Defendants filed a Motion to Dismiss the claims, which Motion was granted on June 1, 2020. It is unclear whether Plaintiffs will appeal the ruling. The case is pending.

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

As at September 30, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2020 that have materially affected or are reasonably likely to materially affect such controls.

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

Name	Age	Position	Year Appointed

Dr. Colin Tucker	75	Director, Chairman	2013
Emil Malak (1)	68	Director, Chief Executive Officer, President	2014
Professor Edwin Candy	76	Independent Director	2013
D. Barry Lee	64	Director, Chief Financial Officer	2015

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

Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by the Company in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

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

Item 11. Executive Compensation.

					Stock Awards
Name and Principal Position	Year	Salary ($)		Bonus($)	Shares Awarded		Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Colin Tucker	2020	3,000	(1)	-	-		-	-	-	-	3,000
Chairman, Director	2019	36,000	(1)	-	-		-	-	-	-	36,000
Emil Malak	2020	144,000	(1)	-	-		-	-	-	-	144,000
CEO, President, Director	2019	144,000	(1)	-	30,000,000	(2)	0.0025	75,000	-	-	219,000
Edwin Candy	2020	3,000	(1)	-	-		-	-	-	-	3,000
Director	2019	36,000	(1)	-	-		-	-	-	-	36,000
D. Barry Lee	2020	118,507		-	-		-	-	-	-	118,507
CFO, Director	2019	113,230		-	30,000,000	(2)	0.0025	75,000	-	-	188,230
Ryan L. Thomas(3)	2020	-		-	-		-	-	-	-	-
Former President	2019	50,000		-	30,000,000		0.0025	75,000	-	-	125,000

(1)	This compensation was accrued and not paid during the fiscal years reported
(2)	These stock awards were issued to the recipients as a bonus, but are issued with specific restrictions and held by the Company
(3)	Dr. Thomas resigned from his position as President in May 2019

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding common stock, and all officers and directors, as a group.

Name of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Dr. Colin Tucker	6,000,000	Nil	0.29%
Emil Malak	Nil	704,515,371 (1)	34.37%
Professor Edwin Candy	Nil	5,000,000 (2)	0.24%
D. Barry Lee	38,560,000	Nil	1.89%

(1)	These shares are held in Digifonica Intellectual Properties (DIP) Ltd (“DIP Ltd”) in trust for Mr. Malak, who has sole voting power over DIP Ltd.
(2)	These shares are held in DIP Ltd, over which Mr. Malak has sole control, in trust for Mr. Candy.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2020 the Company paid or accrued $144,000 (2019 - $185,000) to the CEO, $118,507 (2019 - $120,730) to the CFO, $Nil (2019 - $57,500) to the President, $9,000 (2019 - $36,000) to the Chairman, and $9,000 (2019 - $36,000) to other Directors. The Company also issued nil restricted shares (2019 – 90,000,000) in the capital of the Company to three directors as bonus compensation.

As at September 30, 2020, included in shares to be issued is $416,000 (September 30, 2019 - $416,000) for unpaid Director fees. As at September 30, 2020, 57,334,333 (September 30, 2019 – 5,598,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the year ended September 30, 2020 (September 30, 2019 – 225,184,791) to the Seller of Digifonica pursuant to the Anti-Dilution Clause.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” One of our four directors (see Item 10 above) is independent as defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2020 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2020 were as follows:

	2019 to 2020
Audit Fees		$32,390
Audit-Related Fees		$15,183
Tax Fees	$	Nil
All Other Fees	$	Nil

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

(b) Exhibits. The following are furnished as exhibits hereto:

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

VoIP-Pal.Com Inc.

Date: December 16, 2020	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: December 16, 2020	By:	/s/ Barry Lee
Barry Lee
Chief Financial Officer

