Form 10-Q
period 2020-12-31
Voip-pal.com Inc
filed 2021-02-12
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2020

or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 000-55613

VoIP-PAL.COM INC.

(Exact name of Registrant as specified in its charter)

Nevada	980184110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10900 NE 4th Street, Suite 2300 Bellevue, WA, 98004
(Address of principal executive offices)

954-495-4600

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of February 11, 2021, the Registrant had 2,069,483,092 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at December 31, 2020

(Expressed in U.S. Dollars)

	December 31, 2020		September 30, 2020

ASSETS

CURRENT

Cash	$28,132		$113,538
Prepaid expense	5,000		13,750
Retainer (Note 5)	35,610		52,085
	68,742		179,373
NON-CURRENT

Fixed assets (Note 6)	8,342		8,907
Intellectual VoIP communications patent properties, net (Note 7)	606,600		641,150

TOTAL ASSETS	$683,684	$	$829,430

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$450,954	$	$472,758

TOTAL LIABILITIES	450,954		472,758

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	1,529,950		1,510,448
ADDITIONAL PAID-IN CAPITAL (Note 10)	52,640,970		52,434,457
SHARES TO BE ISSUED (Note 10)	61,320		477,320
DEFICIT	(53,999,510)		(54,065,553)
	232,730		356,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,684		$829,430

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three months ended December 31, 2020	Three months ended December 31, 2019

EXPENSES

Amortization (Note 6 & 7)	$35,115	$34,739
Officers and Directors fees (Note 8)	57,600	82,080
Legal fees	149,684	376,938
Office & general	40,975	43,263
Patent consulting fees	6,083	8,307
Professional fees & services	150,500	429,100

Total expenses	439,957	974,427

Gain on settlement of accrued payables (Note 8)	(90,000)	-

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD $	$(349,957)	$(974,427)

Basic and diluted loss per common share $	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	2,046,303,516	1,962,475,418

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2020	Three months Ended December 31, 2019

Cash Flows from Operating Activities
Loss	$(349,957)	$(974,427)
Add items not affecting cash:
Shares issued for services	101,000	330,000
Amortization	35,115	34,739
Gain on settlement of accrued payables	(90,000)	-

Changes in non-cash working capital:
Retainer	16,475	520,139
Accounts payable and accrued liabilities	68,196	(486,666)
Prepaid expense	8,750	5,750
Cash Flows Used in Operations	(210,421)	(570,465)

Cash Flows from Financing Activities
Proceeds from private placement	125,015	-
Cash Flows Provided by Financing Activities	125,015	-

Decrease in cash	(85,406)	(570,465)

Cash, beginning of the period	113,538	960,490

Cash, end of the period	$28,132	$390,025

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for services	13,000,000	13,000	-	317,000	-	330,000
Loss for the period	-	-	-	-	(974,427)	(974,427)
Balance at December 31, 2019	1,969,377,592	$1,445,844	$477,320	$51,689,780	$(52,696,123)	$1,086,821
Shares issued for private placement	44,354,000	44,354	-	254,956	-	299,310
Shares issued for services	20,250,000	20,250	-	184,250	-	204,500
Share-based compensation	-	-	-	135,471	-	135,471
Loss for the period	-	-	-	-	(1,369,430)	(1,369,430)
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	14,501,500	14,502	-	110,513	-	125,015
Shares issued for services	5,000,000	5,000	-	96,000	-	101,000
Shares forgiven on termination of service	-	-	(416,000)	-	416,000	-
Loss for the period	-	-	-	-	(349,957)	(349,957)
Balance at December 31, 2020	2,053,483,092	$1,529,950	$61,320	$52,640,970	$(53,999,510)	$232,730

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at December 31, 2020, had an accumulated deficit of $53,999,510 (September 30, 2020 - $54,065,553). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

December 31, 2020

NOTE 2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2020, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $28,132 in cash on December 31, 2020 (September 30, 2020 - $113,538).

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The fair value of cash is classified as Level 1 at December 31, 2020 and September 30, 2020.

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

For the period ended December 31, 2020 and the year ended September 30, 2020 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

December 31, 2020

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of December 31, 2020, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

Recent Accounting Pronouncements and Adoption

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

The Company has retainers with several of its professional service providers. The balance due on these prepaid retainers was $35,610 as of December 31, 2020 and $52,085 for the year ended September 30, 2020. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances..

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

NOTE 6.	FIXED ASSETS

A summary of the Company’s fixed assets as of December 31, 2020 and September 30, 2020 is as follows:

	December 31, 2020	September 30, 2020
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(3,575)	(3,010)
Net book value	$8,342	$8,907

There were no retirements of any fixed assets in the periods presented.

NOTE 7.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2020 and September 30, 2020 is as follows:

	December 31, 2020	September 30, 2020
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(945,816)	(911,266)
Net book value	$606,600	$641,150

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the three-month period ended December 31, 2020 includes:

	December 31, 2020	December 31, 2019
Management fees paid or accrued to the CEO	$36,000	$36,000
Management fees paid or accrued to the CFO	21,600	28,080
Fees paid or accrued to Directors	-	18,000
	$57,600	$82,080

During the three-month period ended December 31, 2020 the Company accrued $50,400 (2019 - $54,000) and paid cash of $7,200 (2019 - $28,080) for key management compensation totaling $57,600 (2019 - $82,080) as shown in the above table. At December 31, 2020, included in accounts payable and accrued liabilities is $318,531 (September 30, 2020 - $358,131) owed to current officers and directors.

During the three-month period ended December 31, 2020, two members of the Board of Directors resigned and forgave $90,000 of accrued directors’ fees and $416,000 of shares to be issued for unpaid director fees (Note 10). Included in shares to be issued is $Nil (September 30, 2020 - $416,000) for unpaid director fees.

As at December 31, 2020, 70,335,333 (September 30, 2020 – 57,334,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the period ended December 31, 2020 (September 30, 2020 – Nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

NOTE 9.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2020, the Company paid $Nil (September 30, 2020 - $Nil) in interest or income taxes.

Non-cash transactions included the settlement of shares to be issued for $416,000 (September 30, 2020 - $Nil)

NOTE 10.	SHARE CAPITAL

Capital Stock Authorized and Issued:

-	3,000,000,000 (September 30, 2020 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 2,053,483,092 (September 30, 2020 – 2,033,981,592) shares are issued.

-	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which Nil (2019 – Nil) shares are issued.
Issues during the three-month period ended December 31, 2020

During the three-month period ended December 31, 2020, the Company issued:

-	14,501,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $125,015 from a private placement of common shares; and
-	5,000,000 common shares for services with a value of $101,000.

Issues during the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued:

-	44,354,000 common shares priced between $0.005 and $0.015 per common share for cash proceeds of $299,310 from private placements of common shares; and
-	33,250,000 common shares priced between $0.005 and $0.03 per common share for services with an aggregate value of $534,500.

Subsequent Issues

Subsequent to the period ended December 31, 2020, the Company issued 16,000,000 common shares priced at $0.005 per share for cash proceeds of $80,000 from a private placement of common shares.

Shares to be Issued

As at December 31, 2020, there are 1,977,523 (September 30, 2020 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2020 – $477,320). During the period ended December 31, 2020, shares to be issued of $416,000 to management and related parties was forgiven (see Note 8). As at December 31, 2020, Nil (September 30, 2020 – 10,840,000) common shares valued at $Nil (September 30, 2020 - $416,000) are accrued to management and related parties.

As at December 31, 2020, there are 70,335,333 (September 30, 2020 – 57,334,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Warrants

As of December 31, 2020, there were Nil (September 30, 2020 – Nil) outstanding warrants to be exercised.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Cancelled	-	-
Balance September 30, 2019	49,850,000	$0.059
Granted	15,000,000	0.010
Cancelled	30,000,000	0.062
Balance September 30, 2020 and December 31, 2020	34,850,000	$0.036

The following table summarizes the stock options outstanding at December 31, 2020:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
4,000,000	$0.060	0.48	4,000,000
4,000,000	0.060	0.68	4,000,000
3,450,000	0.060	0.82	3,450,000
8,400,000	0.050	1.30	8,400,000
15,000,000	0.010	4.73	15,000,000
34,850,000	$0.037	2.56	34,850,000

There were no stock options granted, exercised or that vested during the three-month period ended December 31, 2020 and 2019.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

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

During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which was subsequently denied by the Federal Circuit on January 26, 2021.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

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

During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which was subsequently denied by the Federal Circuit on January 26, 2021.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02460 in the United States District Court, Northern District of California.

In April 2020, Apple filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 9,935,872 and 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. The petition is pending.

xiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

In April 2020, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. The petition is pending.

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

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. The petition is pending.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2020

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Non-Patent Litigation

The Company is party to the following non-patent litigation case:

i)	Locksmith Financial Corporation, Inc. et al. (Plaintiff) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-15-717491-C) filed in Clark County District Court

On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director in fiscal 2013 and accounted for at a cost of $1,443,000. The Company froze the shares as it believes they were issued as settlement of a line of credit that the Company believes was not legally supported. The Plaintiff alleged that the freeze and the Company’s actions constituted fraud and a breach of securities laws. The Company denied any wrongdoing.

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

As at December 31, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the three-month period ended December 31, 2020 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2020 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2020 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending December 31, 2020 and 2019

	Three months ending December 31		Increase/
	2020	2019	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(404,842)	(939,688)	(534,846)	-57%
Amortization & depreciation	(35,115)	(34,739)	376	0%
Other items	90,000	-	90,000	100%
Net loss	$(349,957)	$(974,427)	$(624,470)	-64%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2020 and 2019.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2020 totaled $404,842 compared to $939,688 during the same period in 2019. The decrease in general and administrative expenses of $534,846, or 57% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending December 31, 2020 totaled $35,115 compared to $34,739 during the same period in 2019.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2020 and 2019.

NET LOSS

The Company reported a net loss of $349,957 for the three months ending December 31, 2020 compared to a net loss of $974,427 for the same period in 2019. The net loss increase of $624,470, or 64% more than the same period in 2019, was primarily due to write offs of accrued payables and shares to be issued on resignation of certain directors and a decrease in legal and professional fees and services.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company had an accumulated deficit of $53,999,510 as compared to an accumulated deficit of $52,696,123 at December 31, 2019. As of December 31, 2020, the Company had a working capital deficit of $382,212 as compared to a working capital surplus of $331,045 at December 31, 2019. The decrease in the Company’s working capital of $713,257 is due to a decrease in equity raised during the three month period ended December 31, 2020.

Net cash used by operations for the three months ending December 31, 2020 and 2019 was $210,421 and $570,465 respectively. The decrease is due to a gain on write off of accrued payables settled, gain on forgiveness of shares to be issued and the Company curtailing operations during the current period.

Net cash used in investing activities for the three months ending December 31, 2020 and 2019 was $Nil and $Nil, respectively. Net cash provided in financing activities for the three months ending December 31, 2020 and 2019 was $125,015 and $Nil, respectively. The increase in net cash provided by financing activities of $125,015 was due to equity raised from private placements during the three months ending December 31, 2020.

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

As at December 31, 2020, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2020:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect such controls.

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

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which was subsequently denied by the Federal Circuitt on January 26, 2021.

iv)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which was subsequently denied by the Federal Circuit on January 27, 2021.

During the year ended September, 2020, the following patent litigation cases were filed:

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

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. The petition is pending.

xiii) AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

In April 2020, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. The petition is pending.

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

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. The petition is pending.

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

Non-Patent Litigation

The Company is party to the following non-patent litigation cases:

iii)	Locksmith Financial Corporation, Inc. et al. (Plaintiff) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-15-717491-C) filed in Clark County District Court

On March 24, 2014, the Company resolved to freeze 95,832,000 common shares that were issued to a company controlled by a former director in fiscal 2013 and accounted for at a cost of $1,443,000. The Company froze the shares as it believes they were issued as settlement of a line of credit that the Company believes was not legally supported. The Plaintiff alleged that the freeze and the Company’s actions constituted fraud and a breach of securities laws. The Company denied any wrongdoing.

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

iv)	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court

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

During the period ended December 31, 2020, the Company issued 14,501,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $125,015 from a private placement of common shares and 5,000,000 common shares for services with a value of $101,000.

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

DATED: February 12, 2021	By:	/s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 12, 2021	By:	/s/D. Barry Lee
D. Barry Lee
Chief Financial Officer

