Form 10-Q
period 2021-03-31
Voip-pal.com Inc
filed 2021-05-13
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2021

or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 000-55613

VoIP-PAL.COM INC.

(Exact name of Registrant as specified in its charter)

Nevada	980184110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7215 Bosque Boulevard, Suite 102 Waco, TX 76710-4020
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

As of May 13, 2021, the Registrant had 1,631,347,863 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at March 31, 2021

(Expressed in U.S. Dollars)

	March 31, 2021	September 30, 2020

ASSETS

CURRENT

Cash	$74,795	$113,538
Prepaid expense	5,000	13,750
Retainer (Note 5)	29,200	52,085
	108,995	179,373
NON-CURRENT

Fixed assets (Note 6)	7,777	8,907
Intellectual VoIP communications patent properties, net (Note 7)	572,050	641,150

TOTAL ASSETS	$688,822	$829,430

LIABILITIES

CURRENT

Accounts payable and accrued liabilities (Note 8)	$469,074	$472,758

TOTAL LIABILITIES	469,074	472,758

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	1,586,350	1,510,448
ADDITIONAL PAID-IN CAPITAL (Note 10)	52,908,970	52,434,457
SHARES TO BE ISSUED (Note 10)	61,320	477,320
DEFICIT	(54,336,892)	(54,065,553)
	219,748	356,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688,822	$829,430

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,114	$70,230	$69,853
Officers and Directors fees (Note 8)	65,536	67,167	123,136	149,247
Legal fees (Note 8)	99,202	165,614	248,886	542,552
Office & general	22,692	18,436	63,667	61,699
Patent consulting fees	2,937	4,653	9,020	12,960
Professional fees & services (Note 8)	111,900	109,226	262,400	538,326
Gain on write off of AP	-	-	(90,000)	-

Total expenses	$337,382	$400,210	$687,339	$1,374,637

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(337,382)	$(400,210)	$(687,339)	$(1,374,637)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	2,045,047,137	1,972,791,881	2,102,362,159	1,967,137,229

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020

Cash Flows used in Operating Activities
Loss for the period	$(687,339)	$(1,374,637)
Add items not affecting cash:
Shares issued for services	169,900	330,000
Amortization	70,230	69,853
Gain on settlement of accrued payables	(90,000)	-

Changes in non-cash working capital
Retainer	22,885	675,087
Accounts payable and accrued liabilities	86,316	(426,093)
Prepaid expense	8,750	5,750
Cash Flows Used in Operations	(419,258)	(720,040)

Cash Flows from Financing Activities
Proceeds from private placement	380,515	116,310
Cash Flows Provided by Financing Activities	380,515	116,310

Increase / (Decrease) in cash	(38,743)	(603,730)

Cash, beginning of the period	113,538	960,490

Cash, end of the period	$74,795	$356,760

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for private placement	7,754,000	7,754	-	108,556	-	116,310
Shares issued for services	13,000,000	13,000	-	317,000	-	330,000
Loss for the period	-	-	-	-	(1,374,637)	(1,374,637)
Balance at March 31, 2020	1,977,131,592	$1,453,598	$477,320	$51,968,336	$(53,096,333)	$802,921
Shares issued for private placement	36,600,000	36,600	-	146,400	-	183,000
Shares issued for services	20,250,000	20,250	-	184,250	-	204,500
Share based compensation	-	-	-	135,471	-	135,471
Loss for the period	-	-	-	-	(969,220)	(969,220)
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	65,601,500	65,602	-	314,913	-	380,515
Shares issued for services	10,300,000	10,300	-	159,600	-	169,900
Shares forgiven on termination of service	-	-	(416,000)	-	416,000	-
Gain for the period	-	-	-	-	(687,339)	(687,339)
Balance at March 31, 2021	2,109,883,092	$1,586,350	$61,320	$52,908,970	$(54,336,892)	$219,748

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

VOIP-PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. The Company’s registered office is located at 7215 Bosque Blvd., Suite 102, Waco, Texas in the United States of America.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2021, had an accumulated deficit of $54,320,892 (September 30, 2020 - $54,065,553). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

March 31, 2021

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2021, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $74,795 in cash on March 31, 2021 (September 30, 2020 - $113,538).

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

March 31, 2021

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

The fair value of cash is classified as Level 1 at March 31, 2021 and September 30, 2020.

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

For the six-month period ended March 31, 2021 and the year ended September 30, 2020 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

March 31, 2021

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of March 31, 2021, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

Subsequent to the six-month period ended March 31, 2021, on April 12, 2021, the SPA was amended to provide that: a) from its inception until March 31, 2021, the Company would issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares issued pursuant to the Anti-Dilution Clause; and b) the Anti-Dilution Clause would be null and void from April 1, 2021 forward. As a result of this amendment, the Seller returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Notes 8 and 10).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

NOTE 5. RETAINER

The Company has retainers with several of its professional service providers. The balance due on these prepaid retainers was $29,200 as of March 31, 2021 and $52,085 for the year ended September 30, 2020. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of March 31, 2021 and September 30, 2020 is as follows:

	March 31, 2021	September 30, 2020
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(4,140)	(3,010)
Net book value	$7,777	$8,907

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of March 31, 2021 and September 30, 2020 is as follows:

	March 31, 2021	September 30, 2020
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(980,366)	(911,266)
Net book value	$572,050	$641,150

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the six-month period ended March 31, 2021 includes:

	March 31, 2021	March 31, 2020
Management fees paid or accrued to the CEO	$72,000	$72,000
Management fees paid or accrued to the CFO	51,136	59,247
Fees paid or accrued to Directors	-	18,000
	$123,136	$149,247

During the six-month period ended March 31, 2021 the Company accrued $93,600 (2020 - $90,000) and paid cash of $29,536 (2020 - $59,247) for key management compensation totaling $123,136 (2020 - $149,247) as shown in the above table. At March 31, 2021, included in accounts payable and accrued liabilities is $361,731 (September 30, 2020 - $358,131) owed to current officers and directors.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION (CONT’D)

During the six-month period ended March 31, 2021, two members of the Board of Directors resigned and forgave $90,000 of accrued directors’ fees and $416,000 of shares to be issued for unpaid director fees (Note 10). Included in shares to be issued is $Nil (September 30, 2020 - $416,000) for unpaid director fees.

As at March 31, 2021, 107,935,333 (September 30, 2020 – 57,334,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause. Nil common shares were issued during the six-month period ended March 31, 2021 (March 31, 2020 – nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

Subsequent to the six-month period ended March 31, 2021, the Seller of Digifonica returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares accrued to him pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Note 4). Additionally, on April 19, 2021, the Company’s CEO forgave $318,531 in unpaid management compensation to the Company.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the six-month period ended March 31, 2021, the Company paid $Nil (2020 - $Nil) in interest or income taxes.

Non-cash transactions during the six-month period included the settlement of shares to be issued for $416,000 (2020 - $Nil).

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued:

-	3,000,000,000 (September 30, 2020 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 2,109,883,092 (September 30, 2020 – 2,033,981,592) shares are issued.

-	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2020 – nil) shares are issued.

Issues during the six-month period ended March 31, 2021

During the six-month period ended March 31, 2021, the Company issued:

-	65,601,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $380,515 from a private placement of common shares; and

-	10,300,000 common shares for services with a value of $169,900.

Issues during the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued:

-	44,354,000 common shares priced between $0.005 and $0.015 per common share for cash proceeds of $299,310 from private placements of common shares; and

-	33,250,000 common shares priced between $0.005 and $0.03 per common share for services with an aggregate value of $534,500.

Subsequent Issues

Subsequent to the six-month period ended March 31, 2021, the Company:

-	issued 35,000,000 common shares priced at $0.005 per share for cash proceeds of $175,000 from a private placement of common shares;

-	returned 513,535,229 common shares to its treasury from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8); and

-	granted 90,000,000 incentive stock options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

NOTE 10. SHARE CAPITAL (CONT’D)

Shares to be Issued

As at March 31, 2021, there are 1,977,523 (September 30, 2020 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2020 – $477,320). During the period ended March 31, 2021, shares to be issued of $416,000 to two former directors was forgiven (see Note 8). As at March 31, 2020, nil (September 30, 2020 – 10,840,000) common shares valued at $Nil (September 30, 2020 - $416,000) are accrued to management and related parties.

As at March 31, 2021, there are 107,935,333 (September 30, 2020 – 57,334,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8).

Subsequent to the six-month period ended March 31, 2021, on April 16, 2021, the seller of Digifonica relinquished his right to receive 107,935,333 common shares that were accrued to him pursuant to the Anti-Dilution Clause (Notes 4 and 8).

Warrants

As of March 31, 2021, there were nil (September 30, 2020 – nil) outstanding warrants to be exercised.

Subsequent to the period ended March 31, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8).

NOTE 11. STOCK-BASED COMPENSATION

Stock Option Plan

The Company has in place an incentive Stock Option Plan (the “Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company to its directors, officers, employees, consultants and advisors. The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2018	39,850,000	$0.058
Granted	10,000,000	0.065
Balance September 30, 2019	49,850,000	$0.059
Granted	15,000,000	0.010
Cancelled	(30,000,000)	0.062
Balance September 30, 2020 and March 31, 2021	34,850,000	$0.036

The following table summarizes the stock options outstanding at March 31, 2021:

Options Outstanding	Exercise Price	Remaining Contractual Life	Number of Options Currently Exercisable
4,000,000	$0.060	0.23 Years	4,000,000
4,000,000	0.060	0.44 Years	4,000,000
3,450,000	0.060	0.57 Years	3,450,000
8,400,000	0.050	1.05 Years	8,400,000
15,000,000	0.010	4.48 Years	15,000,000
34,850,000	$0.036	2.31 Years (Avg)	34,850,000

There were no stock options granted, exercised or that vested during the six-month period ended March 31, 2021 and 2020.

Subsequent to the six-month period ended March 31, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

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

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

During the period ended March 31, 2021 the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

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

During the period ended March 31, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

v)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the US District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

viii)	VoIP-Pal.com Inc. v. Apple, Inc. Case No. 6-20-cv-00275 in the US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Apple, Inc. alleging infringement of U.S. Patent No. 10,218,606.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal voluntarily dismissed this case.

ix)	VoIP-Pal.com Inc. v. AT&T, Inc. et al. Case No. 6-20-cv-00325 in the US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against AT&T, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606.

During the period ended March 31, 2021, on March 25, 2021, the Court dismissed this case without prejudice.

x)	VoIP-Pal.com Inc. v. Verizon Comm, Inc. et al. Case No. 6-20-cv-00327 in the US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the US District Court, Western District of Texas, against Verizon Communications, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606.

Subsequent to the period ended March 31, 2021, on April 1, 2021, the Court dismissed this case without prejudice.

xi)	Twitter, Inc. VoIP-Pal.com Inc. Case No. 5-20-cv-02397 in the United States District Court, Northern District of California.

In April 2020, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02460 in the United States District Court, Northern District of California.

In April 2020, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 9,935,872 and 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. On February 19, 2021, the Mandamus petition was denied by the Court.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

xiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

In April 2020, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. On February 19, 2021, the Mandamus petition was denied by the Court.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

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

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. On February 19, 2021, the Mandamus petition was denied by the Court.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

xi)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3-21-cv-02769 in the United States District Court, Northern District of California

Subsequent to the period ended March 31, 2021, on April 16, 2021, Twitter Inc. filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 9,935,872. The case is pending.

Non-Patent Litigation

The Company is party to a non-patent litigation case Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court

During the year ended September 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The Defendants filed a Motion to Dismiss the claims, which Motion was granted on June 1, 2020. It is unclear whether Plaintiffs will appeal the ruling. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2021

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

As at March 31, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the six-month period ended March 31, 2021 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2020 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending March 31, 2021 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending March 31, 2021 and 2020

	Three months ending March 31		Increase/
	2021	2020	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(302,267)	(365,095)	(62,828)	-16%
Amortization & depreciation	(35,115)	(35,115)	-	0%
Other items	-	-	-	100%
Net gain (loss)	$(337,382)	$(400,210)	$(62,828)	-16%

Comparison of the Six Months Ending March 31, 2021 and 2020

	Six months ending March 31		Increase/
	2021	2020	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(707,109)	(1,304,784)	(597,675)	-46%
Amortization & depreciation	(70,230)	(69,853)	377	0%
Other items	90,000	-	(90,000)	-100%
Net gain (loss)	$(687,339)	$(1,374,637)	$(687,298)	-50%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three or six months ending March 31, 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2021 totaled $302,267 compared to $365,095 during the same period in 2020. The decrease in general and administrative expenses of $62,828, or 16% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

General and administrative expenses for the six months ending March 31, 2021 totaled $707,109 compared to $1,304,784 during the same period in 2020. The decrease in general and administrative expenses of $597,675 or 60% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending March 31, 2021 totaled $35,115 compared to $35,115 during the same period in 2020. There was no material change in the amount of amortization or depreciation expense during the three months ending March 31, 2021 and 2020.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the six months ending March 31, 2021 totaled $70,230 compared to $69,853 during the same period in 2020. There was no material difference between depreciation and amortization expense for the three and six months ending March 31, 2021 as compared to the same periods in 2020.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three and six months ending March 31, 2021 and 2020.

NET GAIN (LOSS)

The Company reported a net loss of $337,382 for the three months ending March 31, 2021 compared to a net loss of $400,210 for the same period in 2020. The net loss decrease of $62,828, or 16% less than the same period in 2020, was primarily due to a decrease in legal fees and professional fees and services.

The Company reported a net loss of $687,339 for the six months ended March 31, 2021 compared to a net loss of $1,374,637 for the same period in 2020. The net loss decrease of $687,298, or 50% over the same period in 2020 was due primarily to a decrease in legal and professional fees and services.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company had an accumulated deficit of $54,336,892 as compared to an accumulated deficit of $53,096,333 at March 31, 2020. As of March 31, 2021, the Company had a working capital deficit of $360,079 as compared to a working capital surplus of $82,259 at March 31, 2020. The decrease in the Company’s working capital of $442,338 is due to ongoing operating expenses and less equity raised during the period.

Net cash used by operations for the six months ending March 31, 2021 and 2020 was $419,258 and $720,040, respectively. The decrease in net cash used for operations for the six months ending March 31, 2021 as compared to the six months ending March 31, 2020 was primarily due to a decrease in legal fees and professional services.

Net cash used in investing activities for the six months ending March 31, 2021 and 2020 was $Nil and $Nil, respectively. Net cash provided from financing activities for the six months ending March 31, 2021 and 2020 was $380,515 and $116,310, respectively. The increase in net cash provided by financing activities of $264,205 was due to equity raised from private placements during the six months ending March 31, 2021.

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

During the year ended September 30, 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 94,000,000 of the Bonus Shares are restricted from trading under Rule 144 and are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending March 31, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2021:

1)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of a completely independent audit committee. Although it is majority independent, the audit committee is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect such controls.

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

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ‘330, ‘002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

During the period ended March 31, 2021 the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

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

During the period ended March 31, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

v)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the US District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

vii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

viii)	VoIP-Pal.com Inc. v. Apple, Inc. Case No. 6-20-cv-00275 in the US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Apple, Inc. alleging infringement of U.S. Patent No. 10,218,606.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal voluntarily dismissed this case.

ix)	VoIP-Pal.com Inc. v. AT&T, Inc. et al. Case No. 6-20-cv-00325 in the US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against AT&T, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606.

During the period ended March 31, 2021, on March 25, 2021, the Court dismissed this case without prejudice.

x)	VoIP-Pal.com Inc. v. Verizon Comm, Inc. et al. Case No. 6-20-cv-00327 in the US District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the US District Court, Western District of Texas, against Verizon Communications, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606.

Subsequent to the period ended March 31, 2021, on April 1, 2021, the Court dismissed this case without prejudice.

xi)	Twitter, Inc. VoIP-Pal.com Inc. Case No. 5-20-cv-02397 in the United States District Court, Northern District of California.

In April 2020, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

xii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02460 in the United States District Court, Northern District of California.

In April 2020, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 9,935,872 and 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. On February 19, 2021, the Mandamus petition was denied by the Court.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

xiii) AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

In April 2020, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 10,218,606. The case is pending.

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. On February 19, 2021, the Mandamus petition was denied by the Court.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

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

On January 13, 2021, VoIP-Pal filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit (Case No. 2021-00112) seeking to reverse the district court’s denial of VoIP-Pal’s motion to dismiss this action under the first-to-file rule. On February 19, 2021, the Mandamus petition was denied by the Court.

During the period ended March 31, 2021, on March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. The motion is pending.

xi)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3-21-cv-02769 in the United States District Court, Northern District of California

Subsequent to the period ended March 31, 2021, on April 16, 2021, Twitter Inc. filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 9,935,872. The case is pending.

Other Litigation

The Company is party to a non-patent litigation case Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al. (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

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

During the period ended March 31, 2021, the Company issued 51,100,000 common shares priced at $0.005 per share for cash proceeds of $255,500 from a private placement of common shares and 5,300,000 common shares for services with a value of $53,000.

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

DATED: May 13, 2021	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 13, 2021	By:	/s/ Kevin Williams
Kevin Williams
Chief Financial Officer

