Form 10-Q
period 2021-06-30
Voip-pal.com Inc
filed 2021-08-16
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 000-55613

VoIP-PAL.COM INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0184110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of August 13, 2021, the Registrant had 1,653,747,863 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at June 30, 2021

(Expressed in U.S. Dollars)

	June 30, 2021	September 30, 2020

ASSETS

CURRENT

Cash	$54,826	$113,538
Prepaid expense	5,000	13,750
Retainer (Note 5)	20,871	52,085
	80,697	179,373
NON-CURRENT

Fixed assets (Note 6)	7,213	8,907
Intellectual VoIP communications patent properties, net (Note 7)	537,500	641,150

TOTAL ASSETS	$625,410	$829,430

LIABILITIES

CURRENT

Accounts payable and accrued liabilities (Note 8)	$148,205	$472,758

TOTAL LIABILITIES	148,205	472,758

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	1,121,215	1,510,448
ADDITIONAL PAID-IN CAPITAL (Note 10)	65,195,548	52,434,457
SHARES TO BE ISSUED (Note 10)	79,820	477,320
DEFICIT	(65,919,378)	(54,065,553)
	477,205	356,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$625,410	$829,430

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,384	$105,344	$104,967
Officers and Directors fees (Note 8)	4,500	67,013	127,636	216,260
Stock-based compensation (Note 11)	1,003,166	-	1,003,166	-
Legal fees (Note 8)	120,899	79,893	369,786	622,445
Office & general	46,335	62,617	109,993	124,316
Patent consulting fees	446	3,813	9,465	16,773
Professional fees & services (Note 8)	114,289	69,310	376,689	607,636
Gain on write off of AP	(318,531)	-	(408,531)	-

Total expenses	$1,006,219	$318,030	$1,693,548	$1,692,397

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(1,006,219)	$(318,030)	$(1,693,548)	$(1,692,397)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,649,490,868	1,969,994,259	1,919,092,280	1,970,516,760

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020

Cash Flows used in Operating Activities
Loss for the period	$(1,693,548)	$(1,692,397)
Add items not affecting cash:
Shares issued for services	169,900	342,500
Amortization	105,344	104,967
Gain on settlement of accrued payables	(408,531)	-
Stock-based compensation	1,003,166	-

Changes in non-cash working capital:
Retainer	31,214	713,446
Accounts payable and accrued liabilities	83,978	(407,262)
Prepaid expense	8,750	5,750
Cash Flows Used in Operations	(699,727)	(932,996)

Cash Flows from Financing Activities
Proceeds from private placement	641,015	116,310
Cash Flows Provided by Financing Activities	641,015	116,310

Decrease in cash	(58,712)	(816,686)

Cash, beginning of the period	113,538	960,490

Cash, end of the period	$54,826	$143,804

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for private placement	7,754,000	7,754	-	108,556	-	116,310
Shares issued for services	14,250,000	14,250	-	328,250	-	342,500
Loss for the period	-	-	-	-	(1,692,397)	(1,692,397)
Balance at June 30, 2020	1,978,381,592	$1,454,848	$477,320	$51,979,586	$(53,414,093)	$497,661
Shares issued for private placement	36,600,000	36,600	-	146,400	-	183,000
Shares issued for services	19,000,000	19,000	-	173,000	-	192,000
Share based compensation	-	-	-	135,471	-	135,471
Loss for the period	-	-	-	-	(651,460)	(651,460)
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	114,001,500	114,002	18,500	508,513	-	641,015
Shares issued for services	10,300,000	10,300	-	159,600	-	169,900
Shares forgiven on termination of service	-	-	(416,000)	-	416,000	-
Shares returned to treasury on amendment of Anti-Dilution Clause	(513,535,229)	(513,535)	-	11,089,812	(10,576,277)	-
Share-based compensation	-	-	-	1,003,166		1,003,166
Loss for the period	-	-	-	-	(1,693,548)	(1,693,548)
Balance at June 30, 2021	1,644,747,863	$1,121,215	$79,820	$65,195,548	$(65,919,378)	$477,205

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at June 30, 2021, had an accumulated deficit of $65,919,378 (September 30, 2020 - $54,065,553). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

June 30, 2021

NOTE 2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2021, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $54,826 in cash on June 30, 2021 (September 30, 2020 - $113,538).

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

June 30, 2021

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

The fair value of cash is classified as Level 1 at June 30, 2021 and September 30, 2020.

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

For the nine-month period ended June 30, 2021 and the year ended September 30, 2020 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

June 30, 2021

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of June 30, 2021, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

In June 2016, the FASB issued ASU 2016-13 to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard was effective for the Company beginning October 1, 2020. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The adoption of this guidance had no material impact on the financial statements.

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

During the nine-month period ended June 30, 2021, on April 12, 2021, the SPA was amended to provide that: a) from its inception until March 31, 2021, the Company would issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the Anti-Dilution Clause; and b) the Anti-Dilution Clause would be null and void from April 1, 2021 forward. As a result of this amendment, the Seller returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Notes 8 and 10).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 5.	RETAINER

The Company has retainers with several of its professional service providers. The balance due on these prepaid retainers was $20,871 as of June 30, 2021 and $52,085 for the year ended September 30, 2020. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6.	FIXED ASSETS

A summary of the Company’s fixed assets as of June 30, 2021 and September 30, 2020 is as follows:

	June 30, 2021	September 30, 2020
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(4,704)	(3,010)
Net book value	$7,213	$8,907

There were no retirements of any fixed assets in the periods presented.

NOTE 7.	INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2021 and September 30, 2020 is as follows:

	June 30, 2021	September 30, 2020
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,014,916)	(911,266)
Net book value	$537,500	$641,150

There were no disposals of any intangible assets in the periods presented.

NOTE 8.	RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the nine-month period ended June 30, 2021 includes:

	June 30, 2021	June 30, 2020
Management fees paid or accrued to the CEO	$-	$108,000
Management fees paid to the current CFO	6,000	-
Management fees paid or accrued to the former CFO	49,636	90,260
Fees paid or accrued to Directors	-	18,000
	$55,636	$216,260

During the nine-month period ended June 30, 2021 the Company accrued $Nil (2020 - $126,000) and paid cash of $55,636 (2020 - $90,260) for key management compensation totaling $55,636 (2020 - $216,260) as shown in the above table. At June 30, 2021, included in accounts payable and accrued liabilities is $Nil (September 30, 2020 - $358,131) owed to current officers and directors, as a result of the Company’s CEO forgiving $318,531 in unpaid management compensation to the Company. Additionally, during the nine-month period ended June 30, 2021, two members of the Board of Directors resigned and forgave $90,000 of accrued director fees and $416,000 of shares to be issued for unpaid director fees (Note 10). Included in shares to be issued is $Nil (September 30, 2020 - $416,000) for unpaid director fees.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 8.	RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION (CONT’D)

As at June 30, 2021, nil (September 30, 2020 – 57,334,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause, as a result of the Seller of Digifonica returning 513,535,229 common shares to the treasury of the Company and relinquishing his right to receive an additional 107,935,333 common shares accrued to him pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Note 4). Nil common shares were issued during the nine-month period ended June 30, 2021 (June 30, 2020 – nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

NOTE 9.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine-month period ended June 30, 2021, the Company paid $Nil (2020 - $Nil) in interest or income taxes.

Non-cash transactions during the nine-month period included the settlement of shares to be issued to the directors for $416,000 (2020 - $Nil), and the return of 513,335,229 common shares to the treasury (Note 4).

NOTE 10.	SHARE CAPITAL

Capital Stock Authorized and Issued:

–	3,000,000,000 (September 30, 2020 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,644,747,863 (September 30, 2020 – 2,033,981,592) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2020 – nil) shares are issued.

Issues during the nine-month period ended June 30, 2021

During the nine-month period ended June 30, 2021, the Company:

–	issued 114,001,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $622,515 from a private placement of common shares;

–	issued 10,300,000 common shares for services with a value of $169,900;

–	returned 513,535,229 common shares valued at $Nil to its treasury from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8);

–	issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8); and

–	granted 90,000,000 incentive stock options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant.

Issues during the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued:

–	44,354,000 common shares priced between $0.005 and $0.015 per common share for cash proceeds of $299,310 from private placements of common shares; and

–	33,250,000 common shares priced between $0.005 and $0.03 per common share for services with an aggregate value of $534,500.

Subsequent Issues

–	Subsequent to the nine-month period ended June 30, 2021, the Company issued 9,000,000 common shares priced at $0.005 per share for cash proceeds of $45,000 from a private placement of common shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 10.	SHARE CAPITAL (CONT’D)

Shares to be Issued

As at June 30, 2021, there are 1,977,523 (September 30, 2020 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2020 – $477,320). During the nine-month period ended June 30, 2021, shares to be issued of $416,000 to two former directors was forgiven (see Note 8). As at June 30, 2021, nil (September 30, 2020 – 10,840,000) common shares valued at $Nil (September 30, 2020 - $416,000) are accrued to management and related parties.

As at June 30, 2021, there are nil (September 30, 2020 – 57,334,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8). During the nine-month period ended June 30, 2021, on April 16, 2021, the seller of Digifonica relinquished his right to receive 107,935,333 common shares that were accrued to him pursuant to the Anti-Dilution Clause (Notes 4 and 8).

NOTE 11.	STOCK-BASED COMPENSATION

Warrants

As of June 30, 2021, there are 621,470,562 (September 30, 2020 – nil) outstanding warrants to be exercised.

During the nine-month period ended June 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8).

The following assumptions were used for the Black-Scholes valuation of warrants issued during the nine-month period ended June 30, 2021: risk-free rate of 1.59% (2020 – 0%), expected life of 10 years (2020 – 0 years), annualized historical volatility of 184.223% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants under the Plan was $11,089,812 for the nine-month period ended June 30, 2021 (2020– $nil).

The weighted-average fair value of the warrants issued granted during the nine-month period ended June 30, 2021 was $0.02 (2020 - $Nil). The total intrinsic value of warrants issued during the period ended June 30, 2021 was $0.0189 (2020 - $nil) per share.

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2019	49,850,000	$0.059
Granted	15,000,000	0.010
Cancelled	(30,000,000)	0.062
Balance September 30, 2020	34,850,000	$0.036
Granted	90,000,000	0.025
Cancelled	-	N/A
Balance June 30, 2021	124,850,000	$0.028

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 11.	STOCK-BASED COMPENSATION (CONT”D)

Stock Option Plan (cont’d)

The following table summarizes the stock options outstanding at June 30, 2021:

Options Outstanding	Exercise Price	Remaining Contractual Life	Number of Options Currently Exercisable
4,000,000	$0.060	0 Years	4,000,000
4,000,000	0.060	0.19 Years	4,000,000
3,450,000	0.060	0.32 Years	3,450,000
8,400,000	0.050	0.80 Years	8,400,000
15,000,000	0.010	4.23 Years	15,000,000
90,000,000	0.025	4.82 Years	45,000,000
124,850,000	$0.028	4.05 Years (Avg)	79,850,000

During the nine-month period ended June 30, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2021: risk-free rate of 0.83% (2020 – 0%), expected life of 5 years (2020 – 0 years), annualized historical volatility of 160% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $1,003,166 for the nine-month period ended June 30, 2021 (2020– $nil) as 45,000,000 options of the 90,000,000 options granted, vested during the nine-month period ended June 30, 2021.

The weighted-average grant-date fair value of options granted during the nine-month period ended June 30, 2021 was $0.022 (2020 - $Nil). The total intrinsic value of options exercised during the period ended June 30, 2021 was $nil (2020 - $nil).

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

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

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

In January, 2021 the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

During the period ended June 30, 2021, on June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. The petition is pending.

iv)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision.

In January, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

During the period ended June 30, 2021, on June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. The petition is pending.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in US District Court, Western District of Texas.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the United States District Court, Northern District of California.

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

xv)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3-21-cv-02769 in the United States District Court, Northern District of California

Subsequent to the period ended March 31, 2021, on April 16, 2021, Twitter Inc. filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 9,935,872. The case is pending.

During the period ended June 30, 2021, on June 21, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The motion is pending.

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xviii)	VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On July 19, 2021, the Company filed a motion for a temporary restraining order and preliminary injunction. The motion is pending.

xix)	VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On July 19, 2021, the Company filed a motion for a temporary restraining order and preliminary injunction. The motion is pending.

xx)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On July 19, 2021, the Company filed a motion for a temporary restraining order and preliminary injunction. The motion is pending.

xxi)	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5110 in the U.S. District Court, Northern District of California.

Subsequent to the period ended June 30, 2021, on July 1, 2021, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5078 in the U.S. District Court, Northern District of California.

During the period ended June 30, 2021, on June 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxiv)	Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in the U.S. District Court, Northern District of California.

Subsequent to the period ended June 30, 2021, on July 8, 2021, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Non-Patent Litigation

The Company is party to a non-patent litigation case Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

During the year ended September 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The Defendants filed a Motion to Dismiss the claims, which was granted on June 1, 2020. It is unclear whether Plaintiffs will appeal the ruling. The case is pending.

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

During the year ended September 30, 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) (Note 10) to a group of related and non-related parties, which included members of management, a director and several consultants. 94,000,000 of the Bonus Shares are restricted from trading under Rule 144, 60,000,000 of which are also subject to voluntary lock-up agreements, pursuant to which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at June 30, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the nine-month period ended June 30, 2021 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2020 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2021 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2021 and 2020

	Three months ending June 30		Increase/
	2021	2020	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(286,469)	(282,646)	3,823	-1%
Stock based compensation	(1,003,166)	-	1,003,166	-100%
Amortization & depreciation	(35,115)	(35,384)	(269)	-100%
Other items	318,531	-	(318,531)	-100%
Net gain (loss)	$(1,006,219)	$(318,030)	$688,189	-216%

Comparison of the Nine Months Ending June 30, 2021 and 2020

	Nine months ending June 30		Increase/
	2021	2020	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(993,569)	(1,587,430)	(593,861)	37%
Stock based compensation	(1,003,166)	-	1,003,166	-100%
Amortization & depreciation	(105,334)	(104,967)	377	0%
Other items	408,531	-	(408,531)	-100%
Net gain (loss)	$(1,693,548)	$(1,692,397)	$1,151	0%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three or nine months ending June 30, 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2021 totaled $286,469 compared to $282,646 during the same period in 2020. The increase in general and administrative expenses of $3,823, or 1% more than the previous year, was primarily due to an increase in legal and professional fees and services.

General and administrative expenses for the nine months ending June 30, 2021 totaled $993,568 compared to $1,587,430 during the same period in 2020. The decrease in general and administrative expenses of $593,862 or 37% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

STOCK BASED COMPENSATION

Stock based compensation expense for the three months ending June 30, 2021 totaled $1,003,166 compared to $Nil during the same period in 2020. The increase in stock-based compensation expense of $1,003,166, or 100% more than the previous year, was primarily due to new stock options granted during the period

Stock based compensation expense for the nine months ending June 30, 2021 totaled $1,003,166 compared to $Nil during the same period in 2020. The increase in stock-based compensation expense of $1,003,166, or 100% more than the previous year, was primarily due to stock options granted during the period.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending June 30, 2021 totaled $35,115 compared to $35,384 during the same period in 2020. There was no material change in the amount of amortization or depreciation expense during the three months ending June 30, 2021 and 2020.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the nine months ending June 30, 2021 totaled $105,334 compared to $104,967 during the same period in 2020. There was no material difference between depreciation and amortization expense for the three and nine months ending June 30, 2021 as compared to the same periods in 2020.

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

OTHER ITEMS

Other items for the three months ending June 30, 2021 totaled $318,531 compared to $Nil during the same period in 2020. The decrease in other items of $318,531, or 100% less than the previous year, was primarily due to forgiveness of director and executive compensation for the last three years.

Other items for the nine months ending June 30, 2021 totaled $408,531 compared to $Nil during the same period in 2020. The decrease in other items of $408,531, or 100% less than the previous year, was primarily due to forgiveness of director and executive compensation for the last three years.

INTEREST EXPENSE

The Company had no financing or interest costs for the three and nine months ending June 30, 2021 and 2020.

NET GAIN (LOSS)

The Company reported a net loss of $1,006,219 for the three months ending June 30, 2021 compared to a net loss of $318,030 for the same period in 2020. The increase of $688,189 or 216% as compared to the same period in 2020, was primarily due to an increase in stock based compensation expenses.

The Company reported net loss of $1,693,548 for the nine months ended June 30, 2021 compared to a net loss of $1,692,397 for the same period in 2020. The increase of $1,151 or 0% as compared to the same period in 2020 was primarily due to an increase in stock based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company had an accumulated deficit of $65,919,378 as compared to an accumulated deficit of $53,414,093 at June 30, 2020. As of June 30, 2021, the Company had a working capital deficit of $67,508 as compared to a working capital deficit of $187,887 at June 30, 2020. The increase in the Company’s working capital of $120,379 is due to additional equity raised from private placements during the period.

Net cash used by operations for the nine months ending June 30, 2021 and 2020 was $699,727 and $932,996, respectively. The decrease in net cash used for operations for the nine months ending June 30, 2021 as compared to the nine months ending June 30, 2020 was primarily due to a decrease in legal fees and professional services.

Net cash used in investing activities for the nine months ending June 30, 2021 and 2020 was $Nil and $Nil, respectively. Net cash provided from financing activities for the nine months ending June 30, 2021 and 2020 was $641,015 and $116,310, respectively. The increase in net cash provided by financing activities of $524,705 was due to equity raised from private placements during the nine months ending June 30, 2021.

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

As at June 30, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending June 30, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2021:

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

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

In January, 2021 the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

During the period ended June 30, 2021, on June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. The petition is pending.

iv)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision.

In January, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021.

During the period ended June 30, 2021, on June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. The petition is pending.

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

xv)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3-21-cv-02769 in the United States District Court, Northern District of California

Subsequent to the period ended March 31, 2021, on April 16, 2021, Twitter Inc. filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 9,935,872. The case is pending.

During the period ended June 30, 2021, on June 21, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The motion is pending.

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xviii)	VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On July 19, 2021, the Company filed a motion for a temporary restraining order and preliminary injunction. The motion is pending.

xix)	VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On July 19, 2021, the Company filed a motion for a temporary restraining order and preliminary injunction. The motion is pending.

xx)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On July 19, 2021, the Company filed a motion for a temporary restraining order and preliminary injunction. The motion is pending.

xxi)	VoIP-Pal.com, Inc. v. TMobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the period ended June 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against TMobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5110 in the U.S. District Court, Northern District of California.

During the period ended June 30, 2021, on July 1, 2021, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxiii)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5078 in the U.S. District Court, Northern District of California.

During the period ended June 30, 2021, on June 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxiv)	Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in the U.S. District Court, Northern District of California.

Subsequent to the period ended June 30, 2021, on July 8, 2021, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

Other Litigation

The Company is party to a non-patent litigation case Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

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

During the quarterly period ended June 30, 2021, the Company issued 48,400,000 common shares priced at $0.005 per share for cash proceeds of $242,000 from a private placement of common shares.

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

DATED: August 16, 2021	By:	/s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 16, 2021	By:	/s/Kevin Williams
Kevin Williams
Chief Financial Officer

