Form 10-K
period 2021-09-30
Voip-pal.com Inc
filed 2021-12-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2021

or

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

The market value of the voting stock held by non-affiliates was $24,270,170 based on 1,103,189,555 shares held by non-affiliates. These computations are based upon the closing sales price of $0.022 per share of the Company on OTC Markets, Inc. on March 31, 2021.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 14, 2021
Common Stock, $0.001 par value per share	1,746,247,863

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

VoIP-PAL continues to have some patent applications pending.

VoIP-PAL is currently pursuing patent infringement lawsuits against several Fortune 500 companies that the Company believes are practicing its patented inventions. The status of the litigation is described elsewhere in this report.

VoIP-Pal’s Patent Portfolio

A brief summary of the Company’s patents is provided below, focusing primarily on patents which have been issued in the U.S. (however only limited discussion is provided regarding the Company’s related pending U.S. patent applications and foreign patent assets). The brief summaries below are provided for convenience only and without prejudice to the Company’s rights; it will be appreciated that the scope of the Company’s patents can only be discerned by conducting a full legal analysis under the applicable legal standards and is subject to Court decisions.

VoIP-PAL’s patent portfolio covers the following technologies:

1. Classification/routing of communications

●	U.S. Patent Nos. 8,542,815; 9,179,005; 9,537,762; 9,813,330; 9,826,002; 9,935,872; 9,948,549; European Patent No. 2,084,868; Indian Patent No. 287,412, Brazil Patent No. PI 0718312-7, and Canadian Patents 2,668,025; 3,032,707; 3,045,672; 3,045,681; 3,045,683; 3,045,694, among others, generally relate to classification/routing of communications.

●	The ‘815 Patent was the subject of four Inter Partes Review (IPR) challenges before the U.S. Patent Office by Apple, Unified Patents, and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘005 Patent was the subject of four IPR challenges by Apple and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘762, ‘330, ‘002 and ‘549 Patents were each subject to IPR challenges by Apple, but none of these IPRs was instituted. However, some of the claims of each of these patents been found patent-ineligible in court proceedings under §101.

●	Brief descriptions of these patents are provided below.

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

1.11 Indonesian Patent No. IDP000040412 similarly relates to classification/routing (see above patent descriptions).

1.12 Brazil Patent No. PI 0718312-7, granted May 19, 2020, similarly relates to classification/routing (see above).

1.13 Canadian Patent No. 2,668,025, issued February 25, 2020, relates to classification/routing, similarly to the counterpart U.S. patents described above.

1.14 Canadian Patent No. 3,045,672, issued January 19, 2021, relates to classification/routing, similarly to the counterpart U.S. patents described above.

1.15 Canadian Patent No. 3,032,707, issued February 9, 2021, relates to classification/routing, similarly to the counterpart U.S. patents described above.

1.16 Canadian Patent No. 3,045,694, issued September 7, 2021, relates to classification/routing, similarly to the counterpart U.S. patents described above.

1.17 Canadian Patent No. 3,045,681, issued October 12, 2021, relates to classification/routing, similarly to the counterpart U.S. patents described above.

1.18 Canadian Patent No. 3,045,683, issued October 26, 2021, relates to classification/routing, similarly to the counterpart U.S. patents described above.

2. Lawful intercept

●	U.S. Patent Nos. 8,422,507; 9,143,608; 9,549,071; and 10,038,779, Canadian Patent No. 2,670,510 and European Patent No. 2,090,024 generally relate to, for example, lawfully intercepting Voice Over IP (VoIP) and other data communications (e.g., when required by law enforcement agencies).

●	None of these patents are currently asserted in litigation.

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

2.5 Canadian Patent No. 2,670,510, granted December 22, 2020, also relates to lawful intercept of communication.

2.6 European Patent No. 2,090,024, granted March 4, 2020, similarly relates to lawful intercept of communications.

3. Mobile gateway

●	U.S. Patent No. 8,630,234, U.S. Patent No. 10,880,721, European Patent 2,311,292, and Canadian Patent No. 2,732,148 generally relate to, among other things, methods for channeling communications into distributed VoIP gateways (e.g., allowing roaming mobile devices to establish communications using optimal infrastructure based on a location associated with the mobile devices).

●	The litigation status of these patents is described elsewhere in this report.

3.1 U.S. Patent No. 8,630,234, issued January 14, 2014, generally relates to, among other things, a method of roaming with a mobile phone. For example, the mobile phone could receive an access code reply message from the access server that includes a temporary access code allowing the mobile phone to initiate a call to the callee using the access code, allowing the mobile phone to avoid incurring long-distance roaming charges. The access code may be a phone number or an IP address.

3.2. U.S. Patent No. 10,880,721, issued December 29, 2020, relates among other things, to apparatuses, servers and methods for providing an access code (e.g., IP address) to roaming mobile communication devices such as smartphones, to enable access to suitable communication routing infrastructure, wherein the selection of the communication channel for a call can be optimized based on the calling device’s location.

3.3 Canadian Patent No. 2,732,148, issued April 25, 2018, is directed to, among other things, subject-matter similar to the counterpart U.S. patents (see description above).

3.4 European Patent No. 2,311,292, issued December 16, 2020, is directed to subject-matter similar to the counterpart U.S. patents above.

4. Emergency assistance calling

●	U.S. Pat. Nos. 8,537,805 and 9,565,307 and Canadian Patent No. 2,681,984 generally relate to emergency assistance calling and are applicable, for example, to certain E911 scenarios.

●	None of these patents are currently asserted in litigation.

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

4.3 Canadian Patent No. 2,681,984, issued April 2, 2019 also relates to routing emergency communications.

4.4 U.S. Patent No. 11,172,064 relates to similar subject matter. An Issue Notification has been received from the U.S. Patent Office indicating that U.S. Patent No. 11,172,064 will issue on November 9, 2021.

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

5.3 Canadian Patent No. 2,916,220, granted November 26, 2019, also relates to allocating charges.

6. Determining a time for permitting a communication session

●	None of these patents are currently asserted in litigation.

6.1 U.S. Patent No. 9,137,385, issued September 15, 2015, generally relates to, among other things, determining a time for permitting a communication session to be conducted (e.g., a time-to-live or TTL).

6.2 Canadian Patent No. 2,916,217, issued April 16, 2019, also relates to determining a time for permitting a communication session to be conducted (e.g., a time-to-live or TTL).

6.3. U.S. Patent No. 11,171,864 relates to similar subject matter. An Issue Notification has been received from the U.S. Patent Office indicating that U.S. Patent No. 11,171,864 will issue on November 9, 2021.

7. Uninterrupted transmission during endpoint changes

●	U.S. Patent Nos. 8,675,566; 9,154,417; 10,021,729; European Patent No. 2478678; and Canadian Patent No. 2,812,174 all generally relate to, among other things, uninterrupted transmission during endpoint changes (e.g., station handoffs).

●	None of these patents are currently asserted in litigation.

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

7.4 European Patent No. 2,478,678 and Canadian Patent No. 2,812,174 relate to subject matter similar to the aforesaid U.S. patents (see above descriptions).

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

Amount Spent on Research and Development

For the two years ended September 30, 2021, the Company has incurred no research and development expenses.

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

On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. During the period ended September 30, 2021, on August 30, 2021, the Court granted the motion. On September 27, 2021, Twitter filed a motion for attorney’s fees. The motion is pending.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. During the period ended September 30, 2021, on August 26, 2021, the Court denied the motion. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. During the period ended September 30, 2021, on August 25, 2021, the Court denied the motion. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. On May 25, 2021, the parties stipulated to dismissal of the case without prejudice. On May 26, 2021, the Court granted the stipulation.

xv)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3-21-cv-02769 in the United States District Court, Northern District of California

During the year ended September 30, 2021, on April 16, 2021, Twitter Inc. filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 9,935,872. The case is pending.

During the year ended September 30,, 2021, on June 21, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The motion is pending.

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xviii)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xix)	VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xx)	VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxi)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxii)	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxiii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5110 in the U.S. District Court, Northern District of California.

During the year ended September 30, 2021, on July 1, 2021, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xxiv)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5078 in the U.S. District Court, Northern District of California.

During the year ended September 30, 2021, on June 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxv)	Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in the U.S. District Court, Northern District of California.

During the year ended September 30, 2021, on July 8, 2021, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 15, 2021, the court stayed the case.

Non-Patent Litigation

The Company is party to non-patent litigation cases as follows:

1.	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

During the year ended September 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The parties engaged in early motion practice and have recently completed discovery in this matter. Trial is set for early 2022.

2.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2020, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The parties engaged in early motion practice and have recently completed discovery in this matter. Trial is set for early 2022.

3.	Kashwise Global Funding, Inc. (Plaintiff) v VoIP-Pal.com Inc. (Defendant) (Case No CACE-20-005215) filed in Circuit Court in and for Broward County, Florida.

During the year ended September 30, 2020, the Plaintiff filed suit claiming that the Defendant had failed to pay the Plaintiff a fee for a third-party funding that did not close. The Defendant has filed a Response indicating that the complaint has no merit. The case is pending.

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

Holders

We had approximately 458 holders of record of our common stock as of September 30, 2021 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

During the year ended September 30, 2021, the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors, of which 45,000,000 are currently exercisable. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

As at September 30, 2021, the Company has 116,850,000 stock options outstanding at an average exercise price of $0.037 per share, with a remaining contractual life of an average of 2.81 years, of which 71,850,000 are vested and exercisable.

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

During the year ended September 30, 2021, the Company issued 17,800,000 shares of common stock at prices between $0.005 and $0.02 per share to various individuals or entities for services with an aggregate value of $281,100.

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

During the year ended September 30, 2021, the Company issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares;

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2021 and 2020 and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the year ending September 30, 2021 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Years Ending September 30, 2021 and 2020

	Years ending September 30		Increase/
	2021	2020	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(1,423,240)	(2,067,929)	(644,689)	-31%
Stock based compensation	(1,003,166)	(135,471)	867,695	641%
Amortization & depreciation	(140,458)	(140,458)	-	0%
Other items	408,531	—	(408,531)	100%
Net gain (loss)	$(2,158,333)	$(2,343,858)	$(185,524)	8%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for years ending September 30, 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ending September 30, 2021 totaled $1,423,240 compared to $2,067,929 during 2020. The decrease in general and administrative expenses of $644,689 or 31% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

STOCK BASED COMPENSATION

Stock Based Compensation expense for the year ending September 30, 2021 totaled $1,003,166 compared to $135,471 during 2020. The increase in stock-based compensation expense of $867,695 or 641% more than the previous year, was primarily due to stock options granted during the year.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the year ending September 30, 2021 totaled $140,458 compared to $140,458 for the year ended September 30, 2020. There was no material difference between depreciation and amortization expense for the year ending September 30, 2021 as compared to 2020.

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

OTHER ITEMS

Other items for the year ending September 30, 2021 totaled $408,531 compared to $Nil during 2020. The decrease in other items of $408,531, or 100% less than the previous year, was primarily due to forgiveness of director and executive compensation for the last three years.

INTEREST EXPENSE

The Company had no financing or interest costs for the years ending September 30, 2021 and 2020.

NET GAIN (LOSS)

The Company reported a net loss of $2,158,333 for the year ended September 30, 2021 compared to a net loss of $2,343,857 for the year ended September 30, 2020. The decrease of $185,524 or 8% as compared to 2020 was primarily due to a decrease in legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, the Company had an accumulated deficit of $66,384,163 as compared to an accumulated deficit of $54,065,553 at September 30, 2020. As of September 30, 2021, the Company had a working capital surplus of $9,332 as compared to a working capital deficit of $293,385 at September 30, 2020. The increase in the Company’s working capital of $302,777 is due to additional equity raised from private placements during the year.

Net cash used by operations for the years ending September 30, 2021 and 2020 was $955,550 and $1,146,262, respectively. The decrease in net cash used for operations for the year ending September 30, 2021 as compared to the year ending September 30, 2020 was primarily due to a decrease in legal fees and professional services.

Net cash used in investing activities for the years ending September 30, 2021 and 2020 was $Nil and $Nil, respectively. Net cash provided from financing activities for the year ending September 30, 2021 and 2020 was $1,018,515 and $299,310, respectively. The increase in net cash provided by financing activities of $719,205 was due to equity raised from private placements during the year ending September 30, 2021.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 60,000,000 of the Bonus Shares are restricted from trading under Rule 144 and subject to voluntary lock-up agreements under which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at September 30, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending September 30, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fiscal Year ending September 30, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, cash flows, and stockholders’ equity for the years ended September 30, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

December 14, 2021

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30, 2021	September 30, 2020

ASSETS

CURRENT

Cash	$176,503	$113,538
Prepaid expense	-	13,750
Retainer (Note 5)	14,418	52,085
	190,921	179,373
NON-CURRENT

Fixed assets (Note 6)	6,648	8,907
Intellectual VoIP communications patent properties, net (Note 7)	502,950	641,150

TOTAL ASSETS	$700,519	$829,430

LIABILITIES
CURRENT

Accounts payable and accrued liabilities	$181,599	$472,758

TOTAL LIABILITIES	$181,599	$472,758

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	$1,207,915	1,510,448
ADDITIONAL PAID-IN CAPITAL (Note 10)	65,633,848	52,434,457
SHARES TO BE ISSUED (Note 10)	61,320	477,320
DEFICIT	(66,384,163)	(54,065,553)
	518,920	356,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,519	$829,430

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2021	September 30, 2020

EXPENSES

Amortization (Note 6 & 7)	$140,459	$140,458
Officers and Directors fees (Note 8)	136,136	280,507
Legal fees (Note 8)	575,940	741,445
Office & general	138,287	156,896
Patent consulting fees	12,614	26,444
Professional fees & services (Note 8)	560,262	862,636
Stock-based compensation (Note 11)	1,003,166	135,471
Gain on Write off of AP (Note 8)	(408,531)	-

Total expenses	2,158,333	2,343,857

LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(2,158,333)	$(2,343,857)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,874,404,354	1,976,098,865

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities
Loss	$(2,158,333)	$(2,343,857)
Add items not affecting cash:
Stock-based compensation	1,003,166	135,471
Shares issued for services	298,900	534,500
Amortization	140,459	140,458
Gain on Settlement of accrued payables	(408,531)	-

Changes in non-cash working capital:
Retainer	37,667	745,596
Accounts payable and accrued liabilities	117,372	(364,180)
Prepaid expense	13,750	5,750
Cash Flows Used in Operations	(955,550)	(1,146,262)

Cash Flows from Financing Activities
Proceeds from private placement	1,018,515	299,310
Proceeds from warrant exercise	-	-
Cash Flows Provided by Financing Activities	1,018,515	299,310

Increase / (Decrease) in cash	62,965	(846,952)

Cash, beginning of the year	113,538	960,490

Cash, end of the year	$176,503	$113,538

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2019	1,956,377,592	$1,432,844	$477,320	$51,542,780	$(51,721,696)	$1,731,248
Shares issued for private placement	44,354,000	44,354	-	254,956	-	299,310
Shares issued for services	33,250,000	33,250	-	501,250	-	534,500
Share based compensation	-	-	-	135,471	-	135,471
Loss for the year	-	-	-	-	(2,343,857)	(2,343,857)
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	193,201,500	193,202	-	825,313	-	1,018,515
Shares issued for services	17,800,000	17,800	-	281,100	-	298,900
Shares forgiven on termination of service	-	-	(416,000)	-	416,000	-
Shares returned to treasury on amendment of Anti-Dilution Clause	(513,535,229)	(513,535)	-	11,089,812	(10,576,277)	-
Share based compensation	-	-	-	1,003,166	-	1,003,166
Loss for the year	-	-	-	-	(2,158,333)	(2,158,333)
Balance at September 30, 2021	1,731,447,863	$1,207,915	$61,320	$65,633,848	$(66,384,163)	$518,920

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

VOIP-PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. The Company’s principal executive offices are located at 7215 Bosque Blvd., Suite 102, Waco, Texas in the United States of America.

Since March 2004, the Company has developed technology and patents related to Voice-over-Internet Protocol (VoIP) processes. All business activities prior to March 2004 have been abandoned and written off to deficit. The Company operates in one reportable segment being the acquisition and development of VoIP-related intellectual property including patents and technology. All intangible assets are located in the United States of America

In December 2013, the Company completed the acquisition of Digifonica (International) Limited (“Digifonica”), a private company controlled by the CEO of the Company, whose assets included several patents and technology developed for the VoIP market.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at September 30, 2021, had an accumulated deficit of $66,384,163 (September 30, 2020 - $54,065,553). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2021, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $176,503 in cash on September 30, 2021 (September 30, 2020 - $113,538).

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

September 30, 2021

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

The fair value of cash is classified as Level 1 at September 30, 2021 and 2020.

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

For the years ended September 30, 2021 and 2020 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

September 30, 2021

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of September 30, 2021, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

Recent Accounting Pronouncements and Adoption

Recently Adopted

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” and to clarify certain aspects of the current accounting guidance. Adoption of this standard did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause were recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 8 and 10).

During the year ended September 30, 2021, on April 12, 2021, the SPA was amended to provide that: a) from its inception until March 31, 2021, the Company would issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the Anti-Dilution Clause; and b) the Anti-Dilution Clause would be null and void from April 1, 2021 forward. As a result of this amendment, the Seller returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Notes 8 and 10).

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $14,418 as of September 30, 2021 (September 30, 2020 - $52,085). The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of September 30, 2021 and September 30, 2020 is as follows:

	September 30, 2021	September 30, 2020
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(5,269)	(3,010)
Net book value	$6,648	$8,907

There were no retirements of any fixed assets in the years presented.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of September 30, 2021 and September 30, 2020 is as follows:

	September 30, 2021	September 30, 2020
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,049,466)	(911,266)
Net book value	$502,950	$641,150

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the years ended September 30, 2021 and 2020 includes:

	September 30, 2021	September 30, 2020
Management fees paid or accrued to the CEO	$-	$144,000
Management fees paid to the current CFO	10,500	-
Management fees paid to the former CFO	49,636	118,507
Fees paid or accrued to Directors	4,000	18,000
	$64,136	$280,507

During the year ended September 30, 2021 the Company accrued $Nil (2020 - $183,600) and paid cash of $64,136 (2020 - $96,907) for current year key management compensation totaling $64,136 (2020 - $280,507) as shown in the above table. At September 30, 2021, included in accounts payable and accrued liabilities is $Nil (2020 - $358,131) owed to current officers and directors, as a result of the Company’s CEO forgiving $318,531 in unpaid management compensation to the Company. Additionally, during the year ended September 30, 2021, two members of the Board of Directors resigned and forgave $90,000 of accrued director fees and $416,000 of shares to be issued for unpaid director fees (Note 10). Included in shares to be issued is $Nil (2020 - $416,000) for unpaid director fees.

As at September 30, 2021, nil (2020 – 57,334,333) common shares are accrued to the Seller of Digifonica for the Anti-Dilution Clause, as a result of the Seller of Digifonica returning 513,535,229 common shares to the treasury of the Company and relinquishing his right to receive an additional 107,935,333 common shares accrued to him pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Note 4). Nil common shares were issued during the year ended September 30, 2021 (2020 – nil) to the Seller of Digifonica pursuant to the Anti-Dilution Clause (Notes 4 and 10).

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended September 30, 2021 and 2020, the Company paid $nil in interest or income taxes.

There were no non-cash investing or financing transactions during the years ended September 30, 2021 and 2020.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued:

–	3,000,000,000 (September 30, 2020 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,731,447,863 (September 30, 2020 – 2,033,981,592) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which nil (2020 – nil) shares are issued.

Issues during the year ended September 30, 2021

During the year ended September 30, 2021, the Company:

–	issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares;

–	issued 17,800,000 common shares for services with a value of $281,100;

–	returned to treasury 513,535,229 common shares valued at $Nil from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8);

–	issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8); and

–	granted 90,000,000 incentive stock options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant; and

–	returned to treasury 8,000,000 incentive stock options to purchase 8,000,000 common shares at a price of $0.06 from certain of its consultants and advisors as the option term had expired.

Issues during the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued:

–	44,354,000 common shares priced between $0.005 and $0.015 per common share for cash proceeds of $299,310 from private placements of common shares; and

–	33,250,000 common shares priced between $0.005 and $0.03 per common share for services with an aggregate value of $534,500.

Subsequent Issues

Subsequent to the year ended September 30, 2021, the Company issued 10,200,000 common shares at a price of $0.005 per common share in a private placement for cash proceeds totaling $51,000.

Shares to be Issued

As at September 30, 2021, there are 1,977,523 (2020 – 12,817,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (2020 – $477,320). During the year ended September 30, 2021, shares to be issued of $416,000 to two former directors was forgiven (see Note 8). As at September 30, 2021, nil (2020 – 10,840,000) common shares valued at $Nil (2020 - $416,000) are accrued to management and related parties.

As at September 30, 2021, there are nil (2020 – 57,334,333) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8). During the year ended September 30, 2021, on April 16, 2021, the seller of Digifonica relinquished his right to receive 107,935,333 common shares that were accrued to him pursuant to the Anti-Dilution Clause (Notes 4 and 8).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 11. STOCK-BASED COMPENSATION

Warrants

As of September 30, 2021, there are 621,470,562 (2020 – nil) outstanding warrants to be exercised. During the year ended September 30, 2020, the Company issued no new warrants and none were outstanding.

During the year ended September 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8).

The following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2021: risk-free rate of 1.59% (2020 – 0%), expected life of 10 years (2020 – 0 years), annualized historical volatility of 184.22% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants under the Plan was $11,089,812 (2020– $nil).

The weighted-average fair value of the warrants issued granted during the year period ended September 30, 2021 was $0.018 (2020 - $nil).

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2019	49,850,000	$0.059
Granted	15,000,000	0.010
Cancelled / Expired	(30,000,000)	0.062
Balance September 30, 2020	34,850,000	$0.037
Granted	90,000,000	0.025
Cancelled / Expired	(8,000,000)	0.060
Balance September 30, 2021	116,850,000	$0.026

The following table summarizes the stock options outstanding at September 30, 2020:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
3,450,000	$0.060	0.07	3,450,000
8,400,000	0.050	0.55	8,400,000
15,000,000	0.010	3.98	15,000,000
90,000,000	0.025	4.56	45,000,000
116,850,000	$0.026	4.07	71,850,000

During the year ended September 30, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 0.83% (2020 – 0%), expected life of 5 years (2020 – 0 years), annualized historical volatility of 160% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $1,003,166 for the year ended September 30, 2021 (2020– $nil) as 45,000,000 options of the 90,000,000 options granted, vested during the year ended June 30, 2021.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2021 was $0.022 (2020 - $Nil). The total intrinsic value of options exercised during the year ended September 30, 2021 was $nil (2020 - $nil).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 12. INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2021 and 2020, the Company had net operating loss carryforwards of approximately $45,869,000 and $41,386,000 respectively, to reduce Federal income tax liabilities through 2040.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2021	2020
Loss for the year	$(2,158,333)	$(2,343,857)
Expected income tax (recovery)	$(545,000)	$(492,000)
Change in statutory, foreign tax, foreign exchange rates and other	-	-
Permanent Difference	211,000	28,000
Change in unrecognized deductible temporary differences	334,000	464,000
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2021	Expiry Date Range	2020	Expiry Date Range
Intangible assets	$16,251,000	No expiry date	$18,527,000	No expiry date
Non-capital losses available for future period	$55,162,000	2033 to 2040	$50,754,639	2033 to 2039

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

September 30, 2021

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

On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

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

Onn March 24, 2021, VoIP-Pal voluntarily dismissed this case.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. During the period ended September 30, 2021, on August 30, 2021, the Court granted the motion. On September 27, 2021, Twitter filed a motion for attorney’s fees. The motion is pending.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. During the period ended September 30, 2021, on August 26, 2021, the Court denied the motion. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. During the period ended September 30, 2021, on August 25, 2021, the Court denied the motion. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. On May 25, 2021, the parties stipulated to dismissal of the case without prejudice. On May 26, 2021, the Court granted the stipulation.

xv)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3-21-cv-02769 in the United States District Court, Northern District of California

During the year ended September 30, 2021, on April 16, 2021, Twitter Inc. filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent No. 9,935,872. The case is pending.

During the year ended September 30, 2021, on June 21, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The motion is pending.

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xviii)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the year ended September 30, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xix)	VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xx)	VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxi)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxii)	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

During the year ended September 30, 2021, on June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,720. The case is pending.

xxiii)	Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5110 in the U.S. District Court, Northern District of California.

During the year ended September 30, 2021, on July 1, 2021, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xxiv)	AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5078 in the U.S. District Court, Northern District of California.

During the year ended September 30, 2021, on June 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxv)	Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in the U.S. District Court, Northern District of California.

During the year ended September 30, 2021, on July 8, 2021, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,720. On October 15, 2021, the court stayed the case.

Non-Patent Litigation

The Company is party to non-patent litigation cases as follows:

1.	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The parties engaged in early motion practice and have recently completed discovery in this matter. Trial is set for early 2022.

2.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates. The parties engaged in early motion practice and have recently completed discovery in this matter. Trial is set for early 2022.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2021

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Non-Patent Litigation (cont’d)

3.	Kashwise Global Funding, Inc. (Plaintiff) v VoIP-Pal.com Inc. (Defendant) (Case No CACE-20-005215) filed in Circuit Court in and for Broward County, Florida.

During the year ended September 30, 2020, the Plaintiff filed suit claiming that the Defendant had failed to pay the Plaintiff a fee for a third-party funding that did not close. The Defendant has filed a Response indicating that the complaint has no merit. The case is pending.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 60,000,000 of the Bonus Shares are restricted from trading under Rule 144 and subject to voluntary lock-up agreements under which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at September 30, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been completely efficient or effective. The Company intends to address these deficiencies in internal controls as soon as possible.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2021:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2021 that have materially affected or are reasonably likely to materially affect such controls.

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

Name	Age	Position	Year Appointed
Emil Malak (1)	69	Director, Chief Executive Officer, President	2014
Kevin Williams	60	Director, Chief Financial Officer	2021
Dr. Ryan L. Thomas	78	Independent Director	2021
Dennis Chang	73	Independent Director	2021

Set forth below is a brief description of the background and recent business experience of each executive officer and director:

–	Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by the Company in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

–	Kevin Williams is an experienced financial consultant with over 30 years of business expertise in the banking, brokerage, energy, and aerospace industries. He has an extensive history in funding start-ups, corporate accounting and compliance for both private and publicly traded companies.

–	Dr. Ryan L. Thomas is a retired attorney and university administrator. He began practicing law in 1979. He has a strong technological and computer science background and has extensive experience with patent law.

–	Dennis Chang is a former Management Consultant with over twenty years of experience. He is the founder of a computer manufacturing company in the Silicon Valley area and built it to $100+ Million in sales in 1980s, serving as its President and CEO. He was included in the “100 Most Influential People in the Microcomputer Industry” by MicroTimes Magazine in 1988.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Shares Awarded	Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Emil Malak	2021	Nil	(1)	-	-	-	-	250,000	-	250,000
CEO, President, Director	2020	Nil	(1)	-	-	-	-	-	-	-
Kevin Williams(2)	2021	10,500		-	-	-	-	250,000	-	260,500
CFO, Director	2020	N/A	(2)	-	-	-	-	-	-	-
Ryan L. Thomas(2)	2021	Nil		-	-	-	-	250,000	-	250,000
Director	2020	N/A	(2)	-	-	-	-	-	-	-
Dennis Chang(2)	2021	4,000		-	-	-	-	250,000	-	254,000
Director	2020	N/A	(2)	-	-	-	-	-	-	-
D. Barry Lee(3)	2021	49,636		-	-	-	-	-	-	49,636
Former CFO, former Director	2020	118,507		-	-	-	-	-	-	118,507
Colin Tucker(4)	2021	Nil	(4)	-	-	-	-	-	-	-
Former Chairman, Director	2020	Nil	(4)	-	-	-	-	-	-	-
Edwin Candy(4)	2021	Nil	(4)	-	-	-	-	-	-	-
Former Director	2020	Nil	(4)	-	-	-	-	-	-	-

(1)	Salary previously accrued during fiscal years 2018 through 2021 was forgiven by Mr. Malak in March 2021. His salary is Nil.

(2)	Messrs. Williams, Thomas and Chang were appointed/elected to their positions as CFO and/or directors in March 2021.

(3)	Mr. Lee resigned from his position as CFO and as a director in March 2021

(4)	Messrs. Tucker and Candy resigned as directors in November 2020. Neither had accrued any salary, bonus or other awards in 2020 and 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold, with the power to vote five percent or more of our outstanding common stock, and all officers and directors, as a group.

Name of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Emil Malak	Nil	643,125,371 (1)	37.14%
Kevin Williams	500,000	Nil	0.03%
Dr. Ryan L. Thomas	Nil	Nil	0.00%
Dennis Chang	28,800,000	Nil	1.66%

(1) These shares are held by The Malba Joint Spousal Trust, a family trust of which Mr. Malak is a trustee.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2021 the Company accrued $Nil (2020 - $144,000) and paid cash of $64,136 (2020 - $96,907) for current year key management compensation totaling $64,136 (2020 - $280,507). At September 30, 2021, included in accounts payable and accrued liabilities is $Nil (2020 - $358,131) owed to current officers and directors, as a result of the Company’s CEO forgiving $318,531 in unpaid management compensation to the Company. Additionally, during the year ended September 30, 2021, two members of the Board of Directors resigned and forgave $90,000 of accrued director fees and $416,000 of shares to be issued for unpaid director fees. Included in shares to be issued is $Nil (2020 - $416,000) for unpaid director fees.

As at September 30, 2021, nil (2020 – 57,334,333) common shares are accrued to Emil Malak, CEO for the Anti-Dilution Clause, as a result of his returning 513,535,229 common shares to the treasury of the Company and relinquishing his right to receive an additional 107,935,333 common shares accrued to him pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue. Nil common shares were issued during the year ended September 30, 2021 (2020 – nil) to Mr. Malak pursuant to the Anti-Dilution Clause (Notes 4 and 10)

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Two of our four directors (see Item 10 above) are independent as defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2021 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2021 were as follows:

	2020 to 2021
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

(a) Financial Statements. Our financial statements begin on page 18 of this report.

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

VoIP-Pal.Com Inc.

Date: December 15, 2021
	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer
Date: December 15, 2021
	By:	/s/ Kevin Williams
Kevin Williams
Chief Financial Officer

