Form 10-Q
period 2021-12-31
Voip-pal.com Inc
filed 2022-02-10
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2021

or

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

As of February 8, 2022, the Registrant had 1,776,147,863 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at December 31, 2021

(Expressed in U.S. Dollars)

	December 31, 2021	September 30, 2021
ASSETS
CURRENT

Cash	$46,175	$176,503
Retainer (Note 5)	11,292	14,418
	57,467	190,921
NON-CURRENT

Fixed assets (Note 6)	6,084	6,648
Intellectual VoIP communications patent properties, net (Note 7)	468,400	502,950

TOTAL ASSETS	$531,951	$700,519

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$175,571	$181,599

TOTAL LIABILITIES	175,571	$181,599

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	$1,235,715	$1,207,915
ADDITIONAL PAID-IN CAPITAL (Note 10)	65,745,048	65,633,848
SHARES TO BE ISSUED (Note 10)	61,320	61,320
DEFICIT	(66,685,703)	(66,384,163)
	356,380	518,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$531,951	$700,519

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three months ended December 31, 2021	Three months ended December 31, 2020

EXPENSES

Amortization (Note 6 & 7)	$35,114	$35,115
Officers and Directors fees (Note 8)	16,500	57,600
Legal fees	170,238	149,684
Office & general	29,679	40,975
Patent consulting fees	4,309	6,083
Professional fees & services	45,700	150,500

Total expenses	301,540	439,957

Gain on settlement of accrued payables (Note 8)	-	(90,000)

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(301,540)	$(349,957)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:

Basic and diluted	1,881,515,343	2,046,303,516

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2021	Three months Ended December 31, 2020

Cash Flows from Operating Activities
Loss	$(301,540)	$(349,957)
Add items not affecting cash:
Shares issued for services	-	101,000
Amortization	35,114	35,115
Gain on settlement of accrued payables	-	(90,000)

Changes in non-cash working capital:
Retainer	3,126	16,475
Accounts payable and accrued liabilities	(6,028)	68,196
Prepaid expense	-	8,750
Cash Flows Used in Operations	(269,328)	(210,421)

Cash Flows from Financing Activities
Proceeds from private placement	139,000	125,015
Cash Flows Provided by Financing Activities	139,000	125,015

Decrease in cash	(130,328)	(85,406)

Cash, beginning of the period	176,503	113,538

Cash, end of the period	$46,175	$28,132

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

			Shares to	Additional
	Common Shares		be Issued	Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	14,501,500	14,502	-	110,513	-	125,015
Shares issued for services	5,000,000	5,000	-	96,000	-	101,000
Shares forgiven on termination of service	-	-	(416,000)	-	416,000	-
Loss for the period	-	-	-	-	(349,957)	(349,957)
Balance at December 31, 2020	2,053,483,092	$1,529,950	$61,320	$52,640,970	$(53,999,510)	$232,730
Shares issued for private placement	178,700,000	178,700	-	714,800	-	893,500
Shares issued for services	12,800,000	12,800	-	185,100	-	197,900
Shares returned to treasury on amendment of Anti-Dilution Clause	(513,535,229)	(513,535)	-	11,089,812	(10,576,277)	-
Share based compensation	-	-	-	1,003,166	-	1,003,166
Loss for the period	-	-	-	-	(1,808,376)	(1,808,376)
Balance at September 30, 2021	1,731,447,863	$1,207,915	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	27,800,000	27,800	-	111,200	-	139,000
Loss for the period	-	-	-	-	(301,540)	(301,540)
Balance at December 31, 2021	1,759,247,863	$1,235,715	$61,320	$65,745,048	$(66,685,703)	$356,380

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at December 31, 2021, had an accumulated deficit of $66,685,703 (September 30, 2021 - $66,384,163). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

December 31, 2021

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2021, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $46,175 in cash on December 31, 2021 (September 30, 2021 - $176,503).

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

December 31, 2021

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

The fair value of cash is classified as Level 1 at December 31, 2021 and September 30, 2021.

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

For the period ended December 31, 2021 and the year ended September 30, 2021 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

December 31, 2021

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000 but has not experienced any losses to date as a result. As of December 31, 2021, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

Recent Accounting Pronouncements and Adoption

ASU 2020-10 – Codification Improvements In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of ASU 2020-10 to have a material impact on our condensed consolidated financial statements.

ASU 2021-04 – Earnings per share In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the impact of the pronouncement closer to the effective date.

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

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $11,292 as of December 31, 2021, and $14,418 for the year ended September 30, 2021. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of December 31, 2021 and September 30, 2021 is as follows:

	December 31, 2021	September 30, 2021
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(5,833)	(5,269)
Net book value	$6,084	$6,648

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2021 and September 30, 2021 is as follows:

	December 31, 2021	September 30, 2021
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,084,016)	(1,049,466)
Net book value	$468,400	$502,950

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the three-month period ended December 31, 2021 and 2020 includes:

	December 31, 2021	December 31, 2020
Management fees paid or accrued to the CEO	$-	$36,000
Management fees paid to the current CFO	4,500	-
Management fees paid or accrued to the former CFO	-	21,600
Fees paid or accrued to Directors	12,000	-
	$16,500	$57,600

During the three-month period ended December 31, 2021 the Company accrued $2,000 (2020 - $50,400) and paid cash of $14,500 (2020 - $7,200) for key management compensation totaling $16,500 (2020 - $57,600) as shown in the above table. At December 31, 2021, included in accounts payable and accrued liabilities is $2,000 (September 30, 2021 - $Nil) owed to current officers and directors.

During the year ended September 31, 2021 two members of the Board of Directors resigned and forgave $90,000 of accrued directors’ fees and $416,000 of shares to be issued for unpaid director fees (Note 10).

As at December 31, 2021, there are nil (September 30, 2021 – Nil) common shares accrued to the Seller of Digifonica for the Anti-Dilution Clause, as a result of them returning 513,535,229 common shares to the treasury of the Company and relinquishing their right to receive an additional 107,935,333 common shares accrued to them pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Note 4).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2021, the Company paid $Nil (September 30, 2021 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the three-month periods ended December 31, 2021 and 2020.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at December 31, 2021:

-	3,000,000,000 (September 30, 2021 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,759,247,863 (September 30, 2021 – 1,731,447,863) shares are issued.

-	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which Nil (2020 – Nil) shares are issued.

Issues during the three-month period ended December 31, 2021

During the three-month period ended December 31, 2021, the Company issued 27,800,000 common shares priced at $0.005 per share for cash proceeds of $139,000 from a private placement of common shares.

Issues during the year ended September 30, 2021

During the year ended September 30, 2021, the Company:

-	issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares;

-	issued 17,800,000 common shares for services with a value of $281,100;

-	returned to treasury 513,535,229 common shares valued at $Nil from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8);

-	issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8); and

-	granted 90,000,000 incentive stock options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant; and

-	returned to treasury 8,000,000 incentive stock options to purchase 8,000,000 common shares at a price of $0.06 from certain of its consultants and advisors as the option term had expired.

Subsequent Issues

Subsequent to the period ended December 31, 2021, the Company issued:

-	8,900,000 common shares at a price of $0.005 per share for cash proceeds of $44,500 from a private placement of common shares; and

-	8,000,000 common shares for services with a value of $65,000.

Shares to be Issued

As at December 31, 2021, there are 1,977,523 (September 30, 2021 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2021 – $61,320).

As at December 31, 2021, there are nil (September 30, 2021 – Nil) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8). During the year ended September 30, 2021, on April 16, 2021, the seller of Digifonica relinquished his right to receive 107,935,333 common shares that were accrued to him pursuant to the Anti-Dilution Clause (Notes 4 and 8).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

NOTE 11. STOCK-BASED COMPENSATION

Warrants

As of December 31, 2021, there are 621,470,562 (September 30, 2021 - 621,470,562) outstanding warrants to be exercised.

During the year ended September 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8). The following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2021: risk-free rate of 1.59% (2020 – 0%), expected life of 10 years (2020 – 0 years), annualized historical volatility of 184.22% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants under the Plan was $11,089,812 (2020– $nil). The weighted-average fair value of the warrants issued during the year ended September 30, 2021 was $0.018 (2020 - $nil).

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2020	34,850,000	$0.037
Granted	90,000,000	0.025
Cancelled / Expired	(8,000,000)	0.060
Balance September 30, 2021	116,850,000	$0.026
Cancelled / Expired	(3,450,000)	0.060
Balance December 31, 2021	113,400,000	$0.025

The following table summarizes the stock options outstanding at December 31, 2021:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
8,400,000	0.050	0.3	8,400,000
15,000,000	0.010	3.73	15,000,000
90,000,000	0.025	4.31	45,000,000
113,400,000	$0.025	3.94	68,400,000

There were no stock options granted, exercised or that vested during the three-month period ended December 31, 2021.

During the year ended September 30, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 0.83% (2020 – 0%), expected life of 5 years (2020 – 0 years), annualized historical volatility of 160% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $1,003,166 for the year ended September 30, 2021 (2020– $nil) as 45,000,000 options of the 90,000,000 options granted, vested during the year ended September 30, 2021.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2021 was $0.022 (2020 - $Nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

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

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK, 5:18-cv-06054-LHK and 5:18-cv-06177-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’005 and ’815 patents do not claim patentable subject matter.

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

ii) VoIP-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

On October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it was renamed as Case No. 5:18-cv-4523 and consolidated with Case Nos. 5:18-cv-06217-LHK and 5:18-cv-066054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’005 and ’815 patents do not claim patentable subject matter. On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

On April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

iii) VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’762, ’330, ’002, and ’549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

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

December 31, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

iv) VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’762, ’330, ’002, and ’549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision.

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

xi) Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 5-20-cv-02397 in the United States District Court, Northern District of California.

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

December 31, 2021

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

xiii) AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the U.S. District Court, Northern District of California.

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

On June 21, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. During the period ended December 31, 2021, on November 2, 2021, the Court denied the motion. The case is pending.

xvi) VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xvii) VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xviii) VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xix) VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xx) VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxi) VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxii) VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxiii) Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5110 in the U.S. District Court, Northern District of California.

On July 1, 2021, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xxiv) AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5078 in the U.S. District Court, Northern District of California.

On June 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxv) Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in the U.S. District Court, Northern District of California.

On July 8, 2021, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 15, 2021, the court stayed the case.

xxvi) VoIP-Pal.com Inc v Samsung Electronics Co., Ltd. et al. Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

During the period ended December 31, 2021, on November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxvii) VoIP-Pal.com, Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in U.S. District Court, Western District of Texas

During the period ended December 31, 2021, on November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxviii) Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

During the period ended December 31, 2021, on December 17, 2021, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2021

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

Subsequent to the period ended December 31, 2021, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

2. T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates.

Subsequent to the period ended December 31, 2021, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

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

As at December 31, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the three-month period ended December 31, 2021 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2021 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2021 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the 3 Months Ending December 31, 2021 and 2020

	Three months ending December 31		Increase/
	2021	2020	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(266,426)	(404,842)	(138,416)	-34%
Amortization & depreciation	(35,114)	(35,115)	(1)	0%
Net gain (loss)	$(301,538)	$(439,957)	$(138,417)	-31%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2021 and 2020.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2021 totaled $266,426 compared to $404,842 during the same period in 2020. The decrease in general and administrative expenses of $138,417 or 34% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the three months ending December 31, 2021 totaled $35,114 compared to $35,115 during the same period in 2020. There was no material difference between depreciation and amortization expense for the three months ending December 31, 2021 as compared to 2020.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2021 and 2020.

NET GAIN (LOSS)

The Company reported a net loss of $301,538 for the three months ending December 31, 2021 compared to a net loss of $439,957 for the same period in 2020. The decrease of $138,419 or 31% as compared to 2020 was primarily due to a decrease in legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company had an accumulated deficit of $66,685,703 as compared to an accumulated deficit of $53,999,510 at December 31, 2020. As of December 31, 2021, the Company had a working capital deficit of $118,104 as compared to a working capital deficit of $382,212 at December 31, 2020. The increase in the Company’s working capital of $264,108 is due to additional equity raised from private placements during the year.

Net cash used by operations for the three months ending December 31, 2021 and 2020 was $269,328 and $210,421 respectively. The decrease in net cash used for operations for the three months ending December 31, 2021 as compared to the three months ending December 31, 2020 was primarily due to a decrease in legal fees and professional services.

Net cash used in investing activities for the three months ending December 31, 2021 and 2020 was $Nil and $Nil, respectively. Net cash provided from financing activities for the three months ending December 31, 2021 and 2020 was $139,000 and $125,015, respectively. The increase in net cash provided by financing activities of $13,985 was due to equity raised from private placements during the three months ending December 31, 2021.

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

As at December 31, 2021, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending December 31, 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as its finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2021:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect such controls.

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

In August, 2018, the cases were consolidated under one lawsuit, and transferred to the U.S. District Court for the Northern District of California, where they were renamed as Case Nos. 5:18-cv-06217-LHK, 5:18-cv-06054-LHK and 5:18-cv-06177-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’005 and ’815 patents do not claim patentable subject matter.

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

ii) VoIP-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

On October 6, 2016, the Company filed a lawsuit in the United States District Court, District of Nevada against Twitter, Inc, (Case No. 2:16- CV-02338) in which Voip-Pal.com alleges infringement of U.S. Patent No. 8,542,815 and its continuation patent, U.S. Patent No. 9,179,005, This case is seeking $3,200,000,000 in damages. On December 28, 2016, the lawsuit was officially served to Twitter, Inc. On February 28, 2018, Twitter filed a motion to transfer its case based on improper venue and the case was subsequently transferred to the U.S. District Court for the Northern District of California, where it was renamed as Case No. 5:18-cv-4523 and consolidated with Case Nos. 5:18-cv-06217-LHK and 5:18-cv-066054-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’005 and ’815 patents do not claim patentable subject matter. On March 25, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the district court’s decision.

On April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

iii) VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In June 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’762, ’330, ’002, and ’549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. During the period ended December 31, 2020, the Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

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

vi) VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ’762, ’330, ’002, and ’549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision.

In January, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

vii) VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

ix) VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

x) VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

xi) VoIP-Pal.com Inc. v. Apple, Inc. Case No. 6-20-cv-00275 in the United States District Court, Western District of Texas.

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

xi) Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 5-20-cv-02397 in the United States District Court, Northern District of California.

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

xiii) AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:20-cv-02995 in the U.S. District Court, Northern District of California.

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

On June 21, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. During the period ended December 31, 2021, on November 2, 2021, the Court denied the motion. The case is pending.

xvi) VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xvii) VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xviii) VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xix) VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xx) VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxi) VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxii) VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxiii) Apple, Inc. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5110 in the U.S. District Court, Northern District of California.

On July 1, 2021, Apple filed a declaratory judgment suit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xxiv) AT&T Corp., et al. v. VoIP-Pal.com Inc. Case No. 5:21-cv-5078 in the U.S. District Court, Northern District of California.

On June 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxv) Cellco Partnership dba Verizon Wireless, v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in the U.S. District Court, Northern District of California.

On July 8, 2021, Verizon filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 15, 2021, the court stayed the case.

xxvi) VoIP-Pal.com Inc v Samsung Electronics Co., Ltd. et al. Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

During the period ended December 31, 2021, on November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxvii) VoIP-Pal.com, Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in U.S. District Court, Western District of Texas

During the period ended December 31, 2021, on November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxviii) Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

During the period ended December 31, 2021, on December 17, 2021, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

Other Litigation

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

Subsequent to the period ended December 31, 2021, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

2. T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates.

Subsequent to the period ended December 31, 2021, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

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

During the quarterly period ended December 31, 2021, the Company issued 27,800,000 common shares priced at $0.005 per share for cash proceeds of $139,000 from a private placement of common shares.

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

DATED: February 10, 2022	By:	/s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 10, 2022	By:	/s/Kevin Williams
Kevin Williams
Chief Financial Officer

