Form 10-Q
period 2022-03-31
Voip-pal.com Inc
filed 2022-05-16
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 13, 2022, the Registrant had 1,832,847,863 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at March 31, 2022

(Expressed in U.S. Dollars)

	March 31, 2022	September 30, 2021

ASSETS

CURRENT

Cash	$86,610	$176,503
Retainer (Note 5)	11,305	14,418
	97,915	190,921
NON-CURRENT

Fixed assets (Note 6)	5,520	6,648
Intellectual VoIP communications patent properties, net (Note 7)	433,850	502,950

TOTAL ASSETS	$537,285	$700,519

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$181,288	$181,599

TOTAL LIABILITIES	181,288	$181,599

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	$1,305,515	$1,207,915
ADDITIONAL PAID-IN CAPITAL (Note 10)	66,136,598	65,633,848
SHARES TO BE ISSUED (Note 10)	61,320	61,320
DEFICIT	(67,147,436)	(66,384,163)
	355,997	518,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537,285	$700,519

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

EXPENSES

Amortization (Note 6 & 7)	$35,114	$35,115	$70,228	$70,230
Officers and Directors fees (Note 8)	13,100	65,536	29,600	123,136
Legal fees	172,794	99,202	343,032	248,886
Office & general	32,975	22,692	62,654	63,667
Patent consulting fees	-	2,937	4,309	9,020
Professional fees & services	152,000	111,900	197,700	262,400
Stock-based compensation (Note 11)	55,750	-	55,750	-

Total expenses	$461,733	$337,382	$763,273	$777,339

Gain on settlement of accrued payables (Note 8)	-	-	-	(90,000)

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(461,733)	$(337,382)	$(763,273)	$(687,339)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	1,951,739,185	2,045,047,137	1,937,438,145	2,102,362,159

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021

Cash Flows used in Operating Activities
Loss for the period	$(763,273)	$(687,339)
Add items not affecting cash:
Stock based compensation	55,750	-
Shares issued for services	101,600	169,900
Amortization	70,228	70,230
Gain on settlement of accrued payables	-	(90,000)

Changes in non-cash working capital:
Retainer	3,113	22,885
Accounts payable and accrued liabilities	(311)	86,316
Prepaid expense	-	8,750
Cash Flows Used in Operations	(532,893)	(419,258)

Cash Flows from Financing Activities
Proceeds from private placement	443,000	380,515
Cash Flows Provided by Financing Activities	443,000	380,515

Increase / (Decrease) in cash	(89,893)	(38,743)

Cash, beginning of the period	176,503	113,538

Cash, end of the period	$86,610	$74,795

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2020	2,033,981,592	$1,510,448	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	65,601,500	65,602	-	314,913	-	380,515
Shares issued for services	10,300,000	10,300	-	159,600	-	169,900
Shares forgiven on termination of service	-	-	(416,000)	-	416,000	-
Loss for the period	-	-	-	-	(687,339)	(687,339)
Balance at March 31, 2021	2,109,883,092	$1,586,350	$61,320	$52,908,970	$(54,336,892)	$219,748
Shares issued for private placement	127,600,000	127,600	-	510,400	-	638,000
Shares issued for services	7,500,000	7,500	-	121,500	-	129,000
Shares returned to treasury on amendment of Anti-Dilution Clause	(513,535,229)	(513,535)	-	11,089,812	(10,576,277)	-
Share based compensation	-	-	-	1,003,166	-	1,003,166
Loss for the period	-	-	-	-	(1,470,994)	(1,470,994)
Balance at September 30, 2021	1,731,447,863	$1,207,915	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	88,600,000	88,600	-	354,400	-	443,000
Shares issued for services	9,000,000	9,000	-	92,600	-	101,600
Share-based compensation	-	-	-	55,750	-	55,750
Loss for the period	-	-	-	-	(763,273)	(763,273)
Balance at March 31, 2022	1,829,047,863	$1,305,515	$61,320	$66,136,598	$(67,147,436)	$355,997

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

VOIP-PAL.com, Inc. (the “Company”) was incorporated in the state of Nevada in September 1997 as All American Casting International, Inc. The Company’s registered office is located at 7215 Bosque Blvd, Suite 102, Waco, Texas in the United States of America.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2022, had an accumulated deficit of $67,147,436 (September 30, 2021 - $66,384,163). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

March 31, 2022

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2022, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $86,610 in cash on March 31, 2022 (September 30, 2021 - $176,503).

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

March 31, 2022

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

The fair value of cash is classified as Level 1 at March 31, 2022 and September 30, 2021.

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

For the period ended March 31, 2022 and the year ended September 30, 2021 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

March 31, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of March 31, 2022, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

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

ASU 2021-04 – Earnings per share. In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the impact of the pronouncement closer to the effective date.

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

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $11,305 as of March 31, 2022, and $14,418 for the year ended September 30, 2021. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of March 31, 2022 and September 30, 2021 is as follows:

	March 31, 2022	September 30, 2021
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(6,397)	(5,269)
Net book value	$5,520	$6,648

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of March 31, 2022 and September 30, 2021 is as follows:

	March 31, 2022	September 30, 2021
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,118,566)	(1,049,466)
Net book value	$433,850	$502,950

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the six-month periods ended March 31, 2022 and 2021 includes:

	March 31, 2022	March 31, 2021
Management fees accrued to the CEO	$-	$72,000
Management fees paid to the current CFO	9,000	-
Management fees paid or accrued to the former CFO	-	51,136
Fees paid or accrued to Directors	20,600	-
Total fees paid or accrued	$29,600	$123,136

During the six-month period ended March 31, 2022 the Company accrued $10,600 (2020 - $72,000) and paid cash of $19,000 (2020 - $51,136) for key management compensation totaling $29,600 (2020 - $123,136) as shown in the above table. At March 31, 2022, included in accounts payable and accrued liabilities is $10,600 (September 30, 2021 - $Nil) owed to current officers and directors.

During the year ended September 31, 2021 two members of the Board of Directors resigned and forgave $90,000 of accrued directors’ fees and $416,000 of shares to be issued for unpaid director fees (Note 10).

As at March 31, 2022, there are nil (September 30, 2021 – Nil) common shares accrued to the Seller of Digifonica for the Anti-Dilution Clause, as a result of Digifonica returning 513,535,229 common shares to the treasury of the Company and relinquishing their right to receive an additional 107,935,333 common shares accrued to them pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Note 4).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended March 31, 2022, the Company paid $Nil (September 30, 2021 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the six-month periods ended March 31, 2022 and 2021.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at March 31, 2022:

–	3,000,000,000 (September 30, 2021 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,829,047,863 (September 30, 2021 – 1,731,447,863) shares are issued.

–	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which Nil (2021 – Nil) shares are issued.

Issues during the six-month period ended March 31, 2022

During the six-month period ended December 31, 2021, the Company:

–	issued 88,600,000 common shares priced at $0.005 per share for cash proceeds of $443,000 from a private placement of common shares; and

–	issued 9,000,000 common shares for services with a value of $101,600.

Issues during the year ended September 30, 2021

During the year ended September 30, 2021, the Company:

–	issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares;

–	issued 17,800,000 common shares for services with a value of $281,100;

–	returned to treasury 513,535,229 common shares valued at $Nil from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8);

–	issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8); and

–	granted 90,000,000 incentive stock options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant; and

–	returned to treasury 8,000,000 incentive stock options to purchase 8,000,000 common shares at a price of $0.06 from certain of its consultants and advisors as the option term had expired.

Subsequent Issues

Subsequent to the six-month period ended March 31, 2022, the Company issued 3,800,000 common shares at a price of $0.005 per share for cash proceeds of $19,000 from a private placement of common shares.

Shares to be Issued

As at March 31, 2022, there are 1,977,523 (September 30, 2021 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2021 – $61,320).

As at March 31, 2022, there are nil (September 30, 2021 – Nil) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8). During the year ended September 30, 2021, on April 16, 2021, the seller of Digifonica relinquished their right to receive 107,935,333 common shares that were accrued to them pursuant to the Anti-Dilution Clause (Notes 4 and 8).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

NOTE 11. STOCK-BASED COMPENSATION

Warrants

As of March 31, 2022, there are 621,470,562 (September 30, 2021 - 621,470,562) outstanding warrants to be exercised.

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2020	34,850,000	$0.037
Granted	90,000,000	0.025
Cancelled / Expired	(8,000,000)	0.060
Balance September 30, 2021	116,850,000	$0.026
Cancelled / Expired	(3,450,000)	0.060
Balance March 31, 2022	113,400,000	$0.025

The following table summarizes the stock options outstanding at March 31, 2022:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
8,400,000	0.050	0.05	8,400,000
15,000,000	0.010	3.48	15,000,000
90,000,000	0.025	4.07	47,500,000
113,400,000	$0.025	3.69	70,900,000

There were no stock options granted or exercised during the six-month period ended March 31, 2022. There were 2,500,000 stock options that vested during the six-month period ended March 31, 2022.

During the year ended September 30, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 0.83% (2020 – 0%), expected life of 5 years (2020 – 0 years), annualized historical volatility of 160% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $55,750 for the six months ended March 31, 2022 (2021– $nil) as 2,500,000 options vested during the period.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2021 was $0.022 (2020 - $Nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

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

March 31, 2022

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

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

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

On December 9, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The motion is pending.

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

March 31, 2022

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

xxvi)	VoIP-Pal.com Inc v Samsung Electronics Co, Ltd. et al Case No. 6-21-cv-1246 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxvii)	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

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

During the period ending March 31, 2022, on February 11, 2022, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

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

During the six-month period ended March 31, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

2. T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates.

During the six-month period ended March 31, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

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

As at March 31, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the six months ended March 31, 2022 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2021 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending March 31, 2022 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending March 31, 2022 and 2021

	Three months ending March 31		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(370,869)	(302,267)	68,601	23%
Amortization & depreciation	(35,114)	(35,115)	(1)	0%
Stock based compensation	(55,750)	-	55,750	100%
Net gain (loss)	$(461,733)	$(337,382)	$124,351	36%

Comparison of the Six Months Ending March 31, 2022 and 2021

	Six months ending March 31		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(637,295)	(707,109)	(69,815)	-10%
Amortization & depreciation	(70,228)	(70,230)	(1)	0%
Stock based compensation	(55,750)	-	55,750	100%
Other items	-	90,000	90,000	-100%
Net gain (loss)	$(707,523)	$(687,339)	$75,934	11%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three or six months ending March 31, 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2021 totaled $370,869 compared to $302,267 during the same period in 2021. The increase in general and administrative expenses of $68,601, or 23% more than the previous year, was primarily due to an increase in legal and professional fees and services. Stock-based compensation for the three months ending March 31, 2022 totaled $55,750 compared to $Nil during the same period in 2021. The increase in stock-based compensation was due to the vesting of 2,500,000 stock options during the three months ending March 31, 2022.

General and administrative expenses for the six months ending March 31, 2021 totaled $637,295 compared to $707,109 during the same period in 2021. The decrease in general and administrative expenses of $69,815  or 10% less than the previous year, was primarily due to a decrease in legal and professional fees and services. Stock-based compensation for the six months ending March 31, 2022 totaled $55,750 compared to $Nil during the same period in 2021. The increase in stock-based compensation was due to the vesting of 2,500,000 stock options during the six months ending March 31, 2022.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending March 31, 2022 totaled $35,115 compared to $35,114 during the same period in 2021. There was no material change in the amount of amortization or depreciation expense during the three months ending March 31, 2022 and 2021.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the six months ending March 31, 2022 totaled $70,228 compared to $70,230 during the same period in 2021. There was no material difference between depreciation and amortization expense for the three and six months ending March 31, 2022 as compared to the same periods in 2021.

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

INTEREST EXPENSE

The Company had no financing or interest costs for the three and six months ending March 31, 2022 and 2021.

NET GAIN (LOSS)

The Company reported a net loss of $461,733 for the three months ending March 31, 2022 compared to a net loss of $337,382 for the same period in 2021. The increase in net loss of $124,351, or 37% more than the same period in 2021, was primarily due to an increase in legal and professional fees and stock-based compensation.

The Company reported a net loss of $763,273  for the six months ended March 31, 2022 compared to a net loss of $687,339 for the same period in 2021. The increase in net loss of $75,934, or 11% over the same period in 2021 was due primarily to an increase in legal and professional fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company had an accumulated deficit of $67,147,436 as compared to an accumulated deficit of $54,336,892 at March 31, 2021. As of March 31, 2022, the Company had a working capital deficit of $83,373 as compared to a working capital deficit of $360,079 at March 31, 2021. The increase in the Company’s working capital of $276,706 is due proceeds received from the private placement of the Company’s stock.

Net cash used by operations for the six months ending March 31, 2022 and 2021 was $532,893 and $419,258 respectively. The increase in net cash used for operations for the six months ending March 31, 2022 as compared to the six months ending March 31, 2021 was primarily due to a increase in legal fees and professional services.

Net cash used in investing activities for the six months ending March 31, 2022 and 2021 was $Nil. Net cash provided from financing activities for the six months ending March 31, 2022 and 2021 was $443,000 and $380,515, respectively. The increase in net cash provided by financing activities of $62,485 was due to equity raised from private placements during the six months ending March 31, 2022.

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

As at March 31, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending March 31, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as its finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2022:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect such controls.

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

Patent Litigation

vi)	VoIP-Pal.com Inc. v. Apple, Inc. (Case No. 2:16-CV-00260) & Verizon Wireless Services, LLC, Verizon Communications Inc., AT&T Corp. (Case No. 2:16-CV-00271) in the United States District Court, District of Nevada

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

vii)	VoIP-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

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

On April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court.

viii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

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

ix)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

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

x)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

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

On December 9, 2021, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The motion is pending.

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

xxvi)	VoIP-Pal.com Inc v Samsung Electronics Co, Ltd. et al Case No. 6-21-cv-1246 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxvii)	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

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

During the period ending March 31, 2022, on February 11, 2022, VoIP-Pal moved to dismiss this case for lack of jurisdiction. The case is pending.

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

During the six-month period ended March 31, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

2. T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates.

During the six-month period ended March 31, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. It is uncertain if the Plaintiffs will appeal.

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

During the quarterly period ended March 31, 2022, the Company issued 60,800,000 common shares priced at $0.005 per share for cash proceeds of $304,000 from a private placement of common shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 16, 2022	By: /s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 16, 2022	By: /s/Kevin Williams
Kevin Williams
Chief Financial Officer

