Form 10-Q
period 2022-06-30
Voip-pal.com Inc
filed 2022-08-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 15, 2022, the Registrant had 1,912,747,863 shares of Common Stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited – prepared by management)

 June 30, 2022

INTERIM CONSOLIDATED BALANCE SHEETS	4

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS	5

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS	6

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	7

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS	8

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at June 30, 2022

(Expressed in U.S. Dollars)

	June 30, 2022	September 30, 2021

ASSETS

CURRENT

Cash	$231,777	$176,503
Retainer (Note 5)	11,268	14,418
	243,045	190,921
NON-CURRENT

Fixed assets (Note 6)	4,955	6,648
Intellectual VoIP communications patent properties, net (Note 7)	399,300	502,950

TOTAL ASSETS	$647,300	$700,519

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$187,330	$181,599

TOTAL LIABILITIES	187,330	$181,599

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	$1,389,215	$1,207,915
Preferred Share Capital (Note 10)	4,750	-
ADDITIONAL PAID-IN CAPITAL (Note 10)	68,737,670	65,633,848
SHARES TO BE ISSUED (Note 10)	71,320	61,320
DEFICIT	(69,742,985)	(66,384,163)
	459,970	518,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,300	$700,519

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,115	$105,343	$105,344
Officers and Directors fees (Note 8)	12,500	4,500	42,100	127,636
Legal fees	165,111	120,899	508,143	369,786
Office & general	58,956	46,335	121,610	109,993
Patent consulting fees	1,645	446	5,954	9,465
Professional fees & services	51,200	114,289	248,900	376,689
Stock-based compensation (Note 11)	2,271,022	1,003,166	2,326,772	1,003,166

Total expenses	$2,595,549	$1,324,750	$3,358,822	$2,102,079

Gain on settlement of accrued payables (Note 8)	-	(318,531)	-	(408,531)

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(2,595,549)	$(1,006,219)	$(3,358,822)	$(1,693,548)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	2,028,288,798	1,649,490,868	1,917,599,525	1,919,092,280

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021

Cash Flows used in Operating Activities
Loss for the period	$(3,358,822)	$(1,693,548)
Add items not affecting cash:
Shares issued for services	101,600	169,900
Amortization	105,343	105,344
Gain on settlement of accrued payables	-	(408,531)
Common Stock based compensation	2,279,272	1,003,166
Preferred Stock based compensation	47,500	-

Changes in non-cash working capital:
Retainer	3,150	31,214
Accounts payable and accrued liabilities	5,731	83,978
Prepaid expense	-	8,750
Cash Flows Used in Operations	(816,226)	(699,727)

Cash Flows from Financing Activities
Proceeds from private placement	871,500	641,015
Cash Flows Provided by Financing Activities	871,500	641,015

Increase / (Decrease) in cash	55,274	(58,712)

Cash, beginning of the period	176,503	113,538

Cash, end of the period	$231,777	$54,826

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2020	2,033,981,592	$1,510,448	-	-	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	114,001,500	114,002	-	-	18,500	508,513	-	641,015
Shares issued for services	10,300,000	10,300	-	-	-	159,600	-	169,900
Shares forgiven on termination of service	-	-	-	-	(416,000)	-	416,000	-
Shares returned to treasury on amendment of Anti-Dilution Clause	(513,535,229)	(513,535)	-	-	-	11,089,812	(10,576,277)	-
Share-based compensation	-	-	-	-	-	1,003,166	-	1,003,166
Loss for the period	-	-	-	-	-	-	(1,693,548)	(1,693,548)
Balance at June 30,2021	1,644,747,863	$1,121,215	-	-	$79,820	$65,195,548	$(65,919,378)	$477,205
Shares issued for private placement	79,200,000	79,200	-	-	(18,500)	316,800	-	377,500
Shares issued for services	7,500,000	7,500	-	-	-	121,500	-	129,000
Loss for the period	-	-	-	-	-	-	(464,785)	(464,785)
Balance at September 30, 2021	1,731,447,863	$1,207,915	-	-	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	172,300,000	172,300	-	-	10,000	689,200	-	871,500
Shares issued for services	9,000,000	9,000	-	-	-	92,600	-	101,600
Common share-based compensation	-	-	-	-	-	2,279,272	-	2,279,272
Preferred share-based compensation	-	-	475,000	4,750	-	42,750	-	47,500
Loss for the period	-	-	-	-	-	-	(3,358,822)	(3,358,822)
Balance at June 30, 2022	1,912,747,863	$1,389,215	475,000	$4,750	$71,320	$68,737,670	$(69,742,985)	$459,970

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and at June 30, 2022, had an accumulated deficit of $69,742,985 (September 30, 2021 - $66,384,163). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2022, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $231,777 in cash on June 30, 2022 (September 30, 2021 - $176,503).

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The fair value of cash is classified as Level 1 at June 30, 2022 and September 30, 2021.

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

For the period ended June 30, 2022 and the year ended September 30, 2021 there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Preferred Shares

The Preferred shares carry super-voting rights with each shared issued having the equivalent of 1,550 votes. Preferred shares issued by the Company are not convertible into or exchangeable for Common shares and they are not exchangeable for equity nor redeemable for cash. The Preferred shares do not pay dividends. The preferred shares cannot be sold, exchanged or transferred to another party.

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

June 30, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of June 30, 2022, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

Recent Accounting Pronouncements and Adoption

ASU 2020-10 – Codification Improvements. In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of ASU 2020-10 to have a material impact on our condensed consolidated financial statements.

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

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $11,268 as of June 30, 2022, and $14,418 for the year ended September 30, 2021. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of June 30, 2022 and September 30, 2021 is as follows:

	June 30, 2022	September 30, 2021
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(6,962)	(5,269)
Net book value	$4,955	$6,648

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2022 and September 30, 2021 is as follows:

	June 30, 2022	September 30, 2021
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,153,116)	(1,049,466)
Net book value	$399,300	$502,950

There were no disposals of any intangible assets in the periods presented.

NOTE 8.RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the nine-month periods ended June 30, 2022 and 2021 includes:

	June 30, 2022	June 30, 2021
Management fees paid to the CEO	$47,500	$-
Management fees paid to the current CFO	13,500	6,000
Management fees paid to the former CFO	-	49,636
Fees paid or accrued to Directors	28,600	-
	$89,600	$55,636

During the nine-month period ended June 30, 2022 the Company accrued $8,100 (2021 - $Nil), paid cash of $34,000 (2021 - $55,636), and issued preferred shares of $47,500 (2021 - $Nil) for key management compensation totaling $89,600 (2021 - $55,636) as shown in the above table. At June 30, 2022, included in accounts payable and accrued liabilities is $8,100 (September 30, 2021 - $Nil) owed to current officers and directors.

During the year ended September 30, 2021 the company’s CEO forgave $318,531 in unpaid management compensation to the Company. Additionally, two members of the Board of Directors resigned and forgave $90,000 of accrued directors’ fees and $416,000 of shares to be issued for unpaid director fees (Note 10).

As at June 30, 2022, there are nil (September 30, 2021 – Nil) common shares accrued to the Seller of Digifonica for the Anti-Dilution Clause, as a result of the seller Digifonica returning 513,535,229 common shares to the treasury of the Company and relinquishing their right to receive an additional 107,935,333 common shares accrued to them pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Notes 4 and 10).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2022, the Company paid $Nil (September 30, 2021 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the six-month periods ended June 30, 2022 and 2021.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at June 30, 2022:

_	3,500,000,000 (September 30, 2021 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,912,747,863 (September 30, 2021 – 1,731,447,863) shares are issued.

–	1,000,000 preferred shares authorized with a par value of $0.01 each, of which 475,000 (2021 – Nil) shares are issued.

Issues during the nine-month period ended June 30, 2022

During the nine-month period ended June 30, 2022, the Company:

–	issued 172,300,000 common shares at $0.005 per share for cash proceeds of $861,500 from a private placement of common shares;

–	issued 9,000,000 common shares for services with a value of $101,600;

–	issued 410,000,000 warrants to purchase 410,000,000 common shares to its directors, officers, and consultants, exercisable at a price of $0.025 for a period of five years from the date of issue;

–	granted 77,000,000 options to purchase 77,000,000 common shares to its consultants and advisors, exercisable at a price of $0.025 for a period of five years from the date of grant; and

–	returned to treasury 11,850,000 options to purchase 11,850,000 common shares at a price of $0.06 from certain of its consultants and advisors as the option term had expired.

–	issued 475,000 preferred shares priced at $0.10 per share for services with a value of $47,500. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for Common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

–	a $10,000 payment was received for shares that were not issued as of June 30, 2022

Issues during the year ended September 30, 2021

During the year ended September 30, 2021, the Company:

–	issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares;

–	issued 17,800,000 common shares for services with a value of $281,100;

–	returned to treasury 513,535,229 common shares valued at $Nil from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8);

–	issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8); and

–	granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant; and

–	returned to treasury 8,000,000 options to purchase 8,000,000 common shares at a price of $0.06 from certain of its consultants and advisors as the option term had expired.

Subsequent Issues

Subsequent to the nine-month period ended June 30, 2022, the Company issued 43,000,000 common shares at a price of $0.005 per share for cash proceeds of $215,000 from a private placement of common shares.

Shares to be Issued

As at June 30, 2022, there are 2,000,000 (September 30, 2021 – Nil) common shares to be issued at $0.005 per share for a value of $10,000 (September 30, 2021 – $Nil) regarding a pre-payment on a subscription for common shares.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

As at June 30, 2022, there are 1,977,523 (September 30, 2021 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2021 – $61,320).

As at June 30, 2022, there are nil (September 30, 2021 – Nil) common shares to be issued that are accrued to the seller of Digifonica pursuant to the Anti-Dilution Clause (see Notes 4 and 8). During the year ended September 30, 2021, on April 16, 2021, the seller of Digifonica relinquished their right to receive 107,935,333 common shares that were accrued to them pursuant to the Anti-Dilution Clause (Notes 4 and 8).

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of June 30, 2022, there are 1,031,470,562 (September 30, 2021 - 621,470,562) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2020	Nil	$ N/A
Issued	621,470,562	0.021
Cancelled / Expired	Nil	-
Balance September 30, 2021	621,470,562	$0.021
Issued	410,000,000	0.025
Cancelled / Expired	Nil	-
Balance June 30, 2022	1,031,470,562	$0.023

The following table summarizes the share purchase warrants outstanding at June 30, 2022:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Warrants Currently Exercisable
621,470,562	$0.021	8.80	621,470,562
410,000,000	0.025	4.92	Nil
1,031,470,562	$0.023	7.45	621,470,562

During the nine-month period ended June 30, 2022, on May 30, 2022, the Company issued 410,000,000 warrants to purchase common shares at a price of $0.025 per share for a period of five years from the date of issue to its directors, officers, employees and consultants. The warrants become exercisable upon the Company entering into a definitive agreement involving a change of control. The following assumptions were used for the Black-Scholes valuation of warrants issued during the nine-month period ended June 30, 2022: risk-free rate of 2.81%, expected life of 5 years, annualized historical volatility of 159.32% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants was $8,266,969. The weighted-average fair value of the warrants issued during the nine-month period ended June 30, 2022 was $0.023.

During the year ended September 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8). The following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2021: risk-free rate of 1.59% (2020 – 0%), expected life of 10 years (2020 – 0 years), annualized historical volatility of 184.22% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants was $11,089,812 (2020– $nil). The weighted-average fair value of the warrants issued during the year ended September 30, 2021 was $0.018 (2020 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2020	34,850,000	$0.037
Granted	90,000,000	0.025
Cancelled / Expired	(8,000,000)	0.060
Balance September 30, 2021	116,850,000	$0.026
Granted	77,000,000	0.025
Cancelled / Expired	(11,850,000)	0.057
Balance June 30, 2022	182,000,000	$0.024

The following table summarizes the stock options outstanding at June 30, 2022:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
15,000,000	0.010	3.23	15,000,000
90,000,000	0.025	3.82	90,000,000
77,000,000	0.025	4.92	62,000,000
182,000,000	$0.024	4.24	167,000,000

During the nine-month period ended June 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine-month period ended June 30, 2022: risk-free rate of 2.81%, expected life of 5 years, annualized historical volatility of 159.32% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $2,279,272 for the nine months ended June 30, 2022 (2021– $1,003,166) as 62,000,000 options vested during the period. The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2022 was $0.024.

During the year ended September 30, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options are exercisable for a period of five years from the date of grant and are all now fully vested. The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 0.83% (2020 – 0.00%), expected life of 5 years (2020 – 0 years), annualized historical volatility of 160% (2020 – 0%) and a dividend rate of 0% (2020 – 0%). Expected volatilities are based on historical volatility of the Company’s stock and other factors. The weighted-average grant-date fair value of options granted during the year ended September 30, 2021 was $0.022.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

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

June 30, 2022

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. On August 30, 2021, the Court granted the motion. On September 27, 2021, Twitter filed a motion for attorney’s fees. On July 1, 2022, the Court denied the motion for attorney’s fees.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 12.CONTINGENT LIABILITIES (CONT’D)

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

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas court granted Google’s motion to transfer the case to the Northern District of California.

The case number is Case No. 3:22-cv-3202-JD. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On June 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2022

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

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

xxv)	Cellco Partnership dba Verizon Wireless v. VoIP-Pal.com Inc. Case No. 5:21-cv-5275 in U.S. District Court, Northern California.

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

June 30, 2022

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

During the nine-month period ended June 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. The Plaintiffs have notified the court of their intention to appeal.

2.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates.

During the nine-month period ended June 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the case. The Plaintiffs have notified the court of their intention to appeal.

3.	Kashwise Global Funding, Inc. (Plaintiff) v VoIP-Pal.com Inc. (Defendant) (Case No CACE-20-005215) filed in Circuit Court in and for Broward County, Florida.

During the year ended September 30, 2020, the Plaintiff filed suit claiming that the Defendant had failed to pay the Plaintiff a fee for a third-party funding that did not close. The Defendant has filed a Response indicating that the complaint has no merit. On June 30, 2022 the case is pending.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 30,000,000 of the Bonus Shares are restricted from trading under Rule 144 and subject to voluntary lock-up agreements under which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at June 30, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the nine months ended June 30, 2022 and notes thereto, and our audited consolidated financial statements for the year ended September 31, 2021 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2022 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2022 and 2021

	Three months ending June 30		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(289,412)	(286,469)	2,943	-1%
Amortization & depreciation	(35,115)	(35,115)	-	-
Stock based compensation	(2,271,022)	(1,003,166)	1,267,856	-126%
Other items	-	318,531	318,531	100%
Net gain (loss)	$(2,595,549)	$(1,006,219)	$1,589,330	-158%

Comparison of the Nine Months Ending June 30, 2022 and 2021

	Nine months ending June 30		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(926,707)	(993,569)	(66,862)	7%
Amortization & depreciation	(105,343)	(105,344)	(1)	-
Stock based compensation	(2,326,772)	(1,003,166)	1,323,606	-132%
Other items	-	408,531	408,531	-100%
Net gain (loss)	$(3,358,822)	$(1,693,548)	$1,665,274	-98%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three or nine months ending June 30, 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2021 totaled $289,412 compared to $286,469 during the same period in 2021. The increase in general and administrative expenses of $2,943, or 1% more than the previous year, was primarily due to a increase in legal and professional fees and services.

General and administrative expenses for the nine months ending June 30, 2021 totaled $926,707 compared to $993,569 during the same period in 2021. The decrease in general and administrative expenses of $66,862, or 7% less than the previous year, was primarily due to a decrease in legal and professional fees and services.

STOCK BASED COMPENSATION

Stock based compensation for the three months ending June 30, 2022 totaled $2,271,022 compared to 1,003,166 during the same period in 2021. The increase in stock based compensation expense of 1,267,856 or 126% was primarily due to new stock options granted during the period.

Stock based compensation for the nine months ending June 30, 2022 totaled $2,326,772 compared to 1,003,166 during the same period in 2021. The increase in stock based compensation expense of 1,323,606 or 132% was primarily due to new stock options granted during the period.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending June 30, 2022 totaled $35,115 compared to $35,115 during the same period in 2021. There was no material change in the amount of amortization or depreciation expense during the three months ending June 30, 2022 and 2021.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the nine months ending June 30, 2022 totaled $105,343 compared to $105,344 during the same period in 2021. There was no material difference between depreciation and amortization expense for the three and nine months ending June 30, 2022 as compared to the same periods in 2021.

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

OTHER ITEMS

Other items for the three months ending June 30, 2022 totaled $Nil compared to $318,531 during the same period in 2021. The decrease in other items of $318,531, or 100% less than the previous year, was primarily due to forgiveness of director and executive compensation for the last three years, during the three month period ending June 30, 2021.

Other items for the nine months ending June 30, 2022 totaled $Nil compared to $408,531 during the same period in 2021. The decrease in other items of $408,531, or 100% less than the previous year, was primarily due to forgiveness of director and executive compensation for the last three years, during the nine month period ending June 30, 2021.

INTEREST EXPENSE

The Company had no financing or interest costs for the three and nine months ending June 30, 2022 and 2021.

NET GAIN (LOSS)

The Company reported a net loss of $2,595,549 for the three months ending June 30, 2022 compared to a net loss of $1,006,219 for the same period in 2021. The net loss increase of $1,589,330, or 158% more than the same period in 2021, was primarily due to a increase in legal and professional fees and stock based compensation.

The Company reported a net loss of $3,358,822 for the nine months ended June 30, 2022 compared to a net loss of $1,693,548 for the same period in 2021. The net loss increase of $1,665,274, or 98% over the same period in 2021 was due primarily to an increase in legal and professional fees and stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had an accumulated deficit of $69,742,985 as compared to an accumulated deficit of $65,919,378 at June 30, 2021. As of June 30, 2022, the Company had a working capital of $55,715 as compared to a working capital deficit of $67,508 at June 30, 2021. The increase in the Company’s working capital of $123,223 is due proceeds received from the private placement of the Company’s stock.

Net cash used by operations for the nine months ending June 30, 2022 and 2021 was $816,226 and $699,727 respectively. The increase in net cash used for operations for the nine months ending June 30, 2022 as compared to the nine months ending June 30, 2021 was primarily due to a increase in legal fees and professional services.

Net cash used in investing activities for the nine months ending June 30, 2022 and 2021 was $Nil. Net cash provided from financing activities for the nine months ending June 30, 2022 and 2021 was $871,500 and $641,015, respectively. The increase in net cash provided by financing activities of $230,485 was due to equity raised from private placements during the nine months ending June 30, 2022.

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

As at June 30, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending June 30, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as its finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2022:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect such controls.

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

In January 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

In January 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On June 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering for sales within the United States and by Regulation S under the Securities Act for sales made outside of the United States.

During the quarterly period ended June 30, 2022, the Company issued an aggregate of 475,00 preferred shares and 83,700,00 common shares in a series of private placement transactions.

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

DATED: August 15, 2022	By: /s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 15, 2022	By: /s/Kevin Williams
Kevin Williams
Chief Financial Officer

