Form 10-K
period 2022-09-30
Voip-pal.com Inc
filed 2022-12-28
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2022

or

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 22, 2022
Common Stock, $0.001 par value per share	1,998,297,863

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

VoIP-PAL’s patent portfolio covers the following technologies:

1.	Classification/routing of communications

●	U.S. Patent Nos. 8,542,815; 9,179,005; 9,537,762; 9,813,330; 9,826,002; 9,935,872; 9,948,549; European Patent No. 2,084,868; Indian Patent No. 287,412, Brazil Patent No. PI 0718312-7, and Canadian Patents 2,668,025; 3,032,707; 3,045,672; 3,045,681; 3,045,683; 3,045,694, among others, generally relate to classification/routing of communications.

●	The ‘815 Patent was the subject of four Inter Partes Review (IPR) challenges before the U.S. Patent Office by Apple, Unified Patents, and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ‘005 Patent was the subject of four IPR challenges by Apple and AT&T Services, one of which was instituted and resulted in a final written decision confirming the patentability of all challenged claims. The ’762, ’330, ’002 and ’549 Patents were each subject to IPR challenges by Apple, but none of these IPRs was instituted. However, some of the claims of each of these patents been found patent-ineligible in court proceedings under §101.

●	Brief descriptions of these patents are provided below.

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

Amount Spent on Research and Development

For the two years ended September 30, 2022 and 2021, the Company has incurred no research and development expenses.

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

iii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In September 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. The Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

In January, 2021 the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On September 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

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

In January, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On September 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

v)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On July 22, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-4279-JD. The case is pending.

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. The case is pending.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. On August 30, 2021, the Court granted the motion and entered judgment dismissing the case. On September 27, 2021, Twitter filed a motion for attorney’s fees. On July 1, 2022, the Court denied the motion for attorney’s fees.

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

On July 26, 2022, the Court granted VoIP-Pal’s motion to dismiss the case for lack of subject-matter jurisdiction. The Court entered judgment dismissing the case on August 1, 2022

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas court granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3202-JD. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. The case is pending.

xviii)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xix)	VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

xx)	VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxi)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxii)	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

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

On September 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

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

On January 1, 2020, based on the jury’s verdict in a previous action whereby the Plaintiff was awarded monetary relief, the Plaintiff filed suit in Nevada District Court claiming that they were still entitled to 95,832,000 of the Company’s common shares, despite the jury not awarding the Plaintiff any of the disputed shares that were at issue in the previous action conducted in August 2019. Following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. The Company disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (i.e. the claims were addressed in the previous action in 2019 and are now precluded); that the Plaintiffs’ claims were untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of the Company, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court. The parties have briefed their positions before the Nevada Supreme Court and that court’s decision is pending.

2.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

On January 2, 2020, based on the jury’s verdict in a previous action whereby the Plaintiff was awarded monetary relief, the Plaintiff filed suit in Nevada District Court claiming that they were still entitled to 7,200,000 of the Company’s common shares, despite the jury not awarding the Plaintiff any of the disputed shares that were at issue in the previous action conducted in August 2019. Following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. The Company disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (i.e. the claims were addressed in the previous action in 2019 and are now precluded); that the Plaintiffs’ claims were untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of the Company, dismissing the 2020 case. The Plaintiff did not appeal the Court’s decision.

3.	Kashwise Global Funding, Inc. (Plaintiff) v VoIP-Pal.com Inc. (Defendant) (Case No CACE-20-005215) filed in Circuit Court in and for Broward County, Florida.

During the year ended September 30, 2020, the Plaintiff filed suit claiming that the Defendant had failed to pay the Plaintiff a fee for a third-party funding that did not close. The Company filed a Response indicating that the complaint had no merit.

Following the court’s ruling on August 10, 2002, granting summary judgment, with prejudice, in the Company’s favor on all pending claims, the parties entered into a settlement agreement pursuant to which the Plaintiff voluntarily dismissed all claims against the Company on September 23, 2022.

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

Holders

We had approximately 481 holders of record of our common stock as of September 30, 2022 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest our profits to grow our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

During the year ended September 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors, of which 62,000,000 are currently exercisable. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

As at September 30, 2022, the Company has 182,000,000 stock options outstanding at an average exercise price of $0.024 per share, with a remaining contractual life of an average of 3.98 years, of which 167,000,000 are vested and exercisable.

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

During the year ended September 30, 2021, the Company issued 17,800,000 shares of common stock at prices between $0.005 and $0.02 per share to various individuals or entities for services with an aggregate value of $298,900.

During the year ended September 30, 2022, the Company issued 9,000,000 shares of common stock at prices between $0.011 and $0.012 per share to various individuals or entities for services with an aggregate value of $101,600.

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

Securities Issued for Cash Proceeds

During the year ended September 30, 2017, the Company issued:

-	11,566,666 shares of common stock at prices between $0.02 and $0.03 per common share to various individuals or entities for cash proceeds of $340,000 from private placements; and

-	61,500,500 units of common stock at between $0.02 and $0.025 per unit to various individuals or entities for cash proceeds of $1,250,010. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 or $0.05 for a period of twelve months from the date of issuance.

During the year ended September 30, 2018, the Company issued:

-	108,147,749 shares of common stock at prices between $0.015 and $0.06 per common share to various individuals or entities for cash proceeds of $3,343,940 from the private placement of common shares;

-	6,306,000 units at prices between $0.0125 and $0.02 per unit to various individuals or entities for cash proceeds of $98,120 from the private placement of units of the Company’s common stock. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant allows the holder to purchase one common share for $0.04 for a period of twelve months from the date of issuance; and

-	50,125,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $2,005,000 on the exercise of 50,125,000 common share purchase warrants.

During the year ended September 30, 2019, the Company issued:

-	5,475,000 shares of common stock at $0.04 per common share to various individuals or entities for cash proceeds of $219,000 from the private placement of common shares;

-	6,306,000 common shares at $0.04 per common share to various individuals or entities for cash proceeds of $252,240 on the exercise of 6,306,000 common share purchase warrants.

During the year ended September 30, 2020, the Company issued 44,354,000 common shares priced between $0.005 and $0.015 per common share to various individuals or entities for cash proceeds of $299,310 from private placements of common shares.

During the year ended September 30, 2021, the Company issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares.

During the year ended September 30, 2022, the Company issued 246,550,000 common shares priced at $0.005 per common share to various individuals or entities for cash proceeds of $1,232,750 from the private placement of common shares.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2022 and 2021 and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the year ending September 30, 2022 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Years Ending September 30, 2022 and 2021

	Years ending September 30		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(1,195,619)	(1,423,239)	(227,620)	(16%)
Amortization & depreciation	(140,458)	(140,459)	(1)	-
Stock based compensation	(2,356,339)	(1,003,166)	1,353,173	135%
Other items	-	408,531	(408,531)	(100%)
Net gain (loss)	$(3,692,416)	$(2,158,333)	$1,534,083	71%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for years ending September 30, 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ending September 30, 2022 totaled $1,195,619 compared to $1,423,240 during 2021. The decrease in general and administrative expenses of $227,620 or 16% less than the previous year, was primarily due to a decrease in officer and directors fees, and professional fees and services.

STOCK BASED COMPENSATION

Stock-based compensation expense for the year ending September 30, 2022 totaled $2,356,339 compared to $1,003,166 during 2021. The increase in stock-based compensation expense of $1,353,173, or 135% more than the previous year, was primarily due to stock options vesting and additional options granted during the year.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the year ending September 30, 2022 totaled $140,458 compared to $140,459 for the year ended September 30, 2021. There was no material difference between depreciation and amortization expense for the year ending September 30, 2022 as compared to 2021.

The Company follows GAAP (FAS 142) and is amortizing its intangibles over an estimated patent life of twelve (12) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

OTHER ITEMS

Other items for the year ending September 30, 2022 totaled $Nil compared to $408,531 during 2021. The decrease in other items of $408,531, or 100% less than the previous year, was due to forgiveness of director and executive compensation for the last three years during the year ended September 30, 2021.

INTEREST EXPENSE

The Company had no financing or interest costs for the years ending September 30, 2022 and 2021.

NET GAIN (LOSS)

The Company reported a net loss of $3,692,416 for the year ended September 30, 2022 compared to a net loss of $2,158,333 for the year ended September 30, 2021. The increase in net loss of $1,534,083 or 71% more than the previous year was primarily due to an increase in legal fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had an accumulated deficit of $70,076,579 as compared to an accumulated deficit of $66,384,163 at September 30, 2021. As of September 30, 2022, the Company had a working capital of $148,053 as compared to a working capital of $9,332 at September 30, 2021. The increase in the Company’s working capital of $138,721 is due to proceeds received from a private placement of the Company’s stock.

Net cash used by operations for the years ending September 30, 2022 and 2021 was $1,103,768 and $955,550 respectively. The increase in net cash used for operations for the year ending September 30, 2022 as compared to the year ending September 30, 2021 was primarily due to an increase in legal fees.

Net cash used in investing activities for the years ending September 30, 2022 and 2021 was $Nil. Net cash provided from financing activities for the years ending September 30, 2022 and 2021 was $1,232,750 and $1,018,515, respectively. The increase in net cash provided by financing activities of $214,235 was due to equity raised from private placements during the year ending September 30, 2022.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock and the exercise of warrants from investors and through the payment of stock-based compensation. While there can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company, the Company believes its resources are adequate to fund its operations for the next 12 months.

Off-Balance Sheet Arrangements

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

As at September 30, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fiscal Year ending September 30, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”), as of September 30, 2022 and 2021, and the related consolidated statements of loss and comprehensive loss, cash flows and stockholders’ equity for the years ended September 30, 2022 and 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the company’s auditor since 2015.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

December 23, 2022	PCAOB ID # 731

VOIP-PAL.com Inc.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30, 2022	September 30, 2021

ASSETS
CURRENT

Cash	$305,485	$176,503
Retainer (Note 5)	1,181	14,418
	306,666	190,921
NON-CURRENT

Fixed assets (Note 6)	4,390	6,648
Intellectual VoIP communications patent properties, net (Note 7)	364,750	502,950

TOTAL ASSETS	$675,806	$700,519
LIABILITIES
CURRENT

Accounts payable and accrued liabilities	$158,613	$181,599

TOTAL LIABILITIES	158,613	$181,599
STOCKHOLDERS’ equity
SHARE CAPITAL (Note 10)	$1,463,465	$1,207,915
PREFERRED SHARE CAPITAL (Note 10)	4,750	-
ADDITIONAL PAID-IN CAPITAL (Note 10)	69,064,237	65,633,848
SHARES TO BE ISSUED (Note 10)	61,320	61,320
DEFICIT	(70,076,579)	(66,384,163)
	517,193	518,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$675,806	$700,519

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30, 2022	September 30, 2021

EXPENSES

Amortization (Note 6 & 7)	$140,458	$140,459
Officers and Directors fees (Note 8)	74,255	136,136
Legal fees	661,861	575,940
Office & general	140,682	138,287
Patent consulting fees	8,921	12,614
Professional fees & services	309,900	560,262
Stock-based compensation (Note 11)	2,356,339	1,003,166

Total expenses	$3,692,416	$2,566,864

Gain on settlement of accrued payables (Note 8)	-	(408,531)

LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(3,692,416)	$(2,158,333)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	1,977,278,873	1,874,404,354

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2022	September 30, 2021

Cash Flows used in Operating Activities
Loss for the year	$(3,692,416)	$(2,158,333)
Add items not affecting cash:
Shares issued for services	101,600	298,900
Amortization	140,458	140,459
Gain on settlement of accrued payables	-	(408,531)
Stock-based compensation	2,356,339	1,003,166

Changes in non-cash working capital:
Retainer	13,237	37,667
Accounts payable and accrued liabilities	(22,986)	117,372
Prepaid expense	-	13,750
Cash Flows Used in Operations	(1,103,768)	(955,550)

Cash Flows from Financing Activities
Proceeds from private placement	1,232,750	1,018,515
Cash Flows Provided by Financing Activities	1,232,750	1,018,515

Increase / (Decrease) in cash	128,982	62,965

Cash, beginning of the year	176,503	113,538

Cash, end of the year	$305,485	$176,503

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.com Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2020	2,033,981,592	$1,510,448	-	-	$477,320	$52,434,457	$(54,065,553)	$356,672
Shares issued for private placement	193,201,500	193,202	-	-	-	825,313	-	1,018,515
Shares issued for services	17,800,000	17,800	-	-	-	281,100	-	298,900
Shares forgiven on termination of service	-	-	-	-	(416,000)	-	416,000	-
Shares returned to treasury on amendment of Anti-Dilution Clause	(513,535,229)	(513,535)	-	-	-	11,089,812	(10,576,277)	-
Stock-based compensation	-	-	-	-	-	1,003,166	-	1,003,166
Loss for the year	-	-	-	-	-	-	(2,158,333)	(2,158,333)
Balance at September 30, 2021	1,731,447,863	$1,207,915	-	-	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	246,550,000	246,550	-	-	-	986,200	-	1,232,750
Shares issued for services	9,000,000	9,000	-	-	-	92,600	-	101,600
Stock-based compensation	-	-	475,000	4,750	-	2,351,589	-	2,356,339
Loss for the year	-	-	-	-	-	-	(3,692,416)	(3,692,416)
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at September 30, 2022, had an accumulated deficit of $70,076,579 (September 30, 2021 - $66,384,163). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2022, Digifonica had no activities.

Use of Estimates

The preparation of these consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Where estimates have been used, financial results as determined by actual events could differ from those estimates. Some of the more significant accounting estimates used in the preparation of the company’s financial statements include deferred income taxes, the valuation of equity-related instruments issued, and the useful life and impairment of intangible assets.

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $305,485 in cash on September 30, 2022 (September 30, 2021 - $176,503).

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

-	Level 1: Quoted prices in active markets for identical assets and liabilities.

-	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

-	Level 3: Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash is classified as Level 1 at September 30, 2022 and 2021.

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

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.

For the year ended September 30, 2022 and the year ended September 30, 2021, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the consolidated financial statements and measured at fair value regardless of the purpose or intent for holding them. We determine fair value of warrants and other option-type instruments based on option pricing models. The changes in fair value of these instruments are recorded in income or expense.

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

September 30, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date as a result. As of September 30, 2022, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $55,485.

Recent Accounting Pronouncements and Adoption

ASU 2020-10 – Codification Improvements. In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The adoption of ASU 2020-10 is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2021-04 – Earnings per share. In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

NOTE 4. PURCHASE OF DIGIFONICA

The Company acquired Digifonica in December 2013. Pursuant to the terms in the Share Purchase Agreement (the “SPA”), the Company acquired 100% of Digifonica from the seller, the CEO of the Company (the “Seller”), for a cash payment of $800,000 and 389,023,561 common shares of the Company. The assets acquired through the acquisition were VoIP-related patented technology, including patents for Lawful Intercept, routing, billing and rating, mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

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

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $1,181 as of September 30, 2022, and $14,418 for the year ended September 30, 2021. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of September 30, 2022 and September 30, 2021 is as follows:

	September 30, 2022	September 30, 2021
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(7,527)	(5,269)
Net book value	$4,390	$6,648

There were no retirements of any fixed assets in the years presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of September 30, 2022 and September 30, 2021 is as follows:

	September 30, 2022	September 30, 2021
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,187,666)	(1,049,466)
Net book value	$364,750	$502,950

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the years ended September 30, 2022 and 2021 includes:

	September 30, 2022	September 30, 2021
Management fees paid to the CEO	$22,490	$-
Management fees paid to the current CFO	18,000	10,500
Management fees paid to the former CFO	-	49,636
Fees paid or accrued to Directors	24,100	4,000
	$64,590	$64,136

During the year ended September 30, 2022, the Company accrued $8,100 (2021 - $Nil), paid cash of $55,655 (2021 - $64,156), and issued preferred shares of $835 (2021 - $Nil) for key management compensation totaling $64,590 (2021 - $64,136), as shown in the above table. At September 30, 2022, included in accounts payable and accrued liabilities is $8,100 (September 30, 2021 - $Nil) owed to current officers and directors.

During the year ended September 30, 2021, the Company’s CEO forgave $318,531 in unpaid management compensation to the Company. Additionally, two members of the Board of Directors resigned and forgave $90,000 of accrued directors’ fees and $416,000 of shares to be issued for unpaid director fees (Note 10).

During the year ended September 30, 2021, the seller of Digifonica returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares accrued to him pursuant to the Anti-Dilution Clause in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue (Notes 4 and 10).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended September 30, 2022, the Company paid $Nil (September 30, 2021 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the years ended September 30, 2022 and 2021.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at September 30, 2022:

-	3,500,000,000 (September 30, 2021 – 3,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 1,986,997,863 (September 30, 2021 – 1,731,447,863) shares are issued.

-	1,000,000 preferred shares authorized with a par value of $0.01 each, of which 475,000 (2021 – Nil) shares are issued.

Issues during the year ended September 30, 2022

During the year ended September 30, 2022, the Company:

-	issued 246,550,000 common shares at $0.005 per share for cash proceeds of $1,232,750 from a private placement of common shares;

-	issued 9,000,000 common shares for services with a value of $101,600;

-	issued 410,000,000 warrants to purchase 410,000,000 common shares to its directors, officers, and consultants, exercisable at a price of $0.025 for a period of five years from the date of issue;

-	granted 77,000,000 options to purchase 77,000,000 common shares to its consultants and advisors, exercisable at a price of $0.025 for a period of five years from the date of grant;

-	returned to treasury 11,850,000 options to purchase 11,850,000 common shares at a price of $0.05 from certain of its consultants and advisors as the option term had expired; and

-	issued 475,000 preferred shares for services with a value of $835, recorded as stock-based compensation. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the year ended September 30, 2021

During the year ended September 30, 2021, the Company:

-	issued 193,201,500 common shares priced between $0.005 and $0.01 per share for cash proceeds of $1,018,515 from a private placement of common shares;

-	issued 17,800,000 common shares for services with a value of $298,900;

-	returned to treasury 513,535,229 common shares valued at $Nil from the seller of Digifonica pursuant to an amendment to the Digifonica Purchase Agreement (Notes 4 and 8);

-	issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8);

-	granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants, and advisors, exercisable for a period of five years from the date of grant; and

-	returned to treasury 8,000,000 options to purchase 8,000,000 common shares at a price of $0.06 from certain of its consultants and advisors as the option term had expired.

Subsequent Issues

Subsequent to the year ended September 30, 2022, the Company issued 12,300,000 common shares at a price of $0.005 per share for cash proceeds of $61,500 from a private placement of common shares.

Shares to be Issued

As at September 30, 2022, there are 1,977,523 (September 30, 2021 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2021 – $61,320).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of September 30, 2022, there are 1,031,470,562 (September 30, 2021 - 621,470,562) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2020	Nil	$	N/A
Issued	621,470,562		0.021
Balance September 30, 2021	621,470,562		$0.021
Issued	410,000,000		0.025
Balance September 30, 2022	1,031,470,562		$0.023

The following table summarizes the share purchase warrants outstanding at September 30, 2022:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Warrants Currently Exercisable
621,470,562	$0.021	8.54	621,470,562
410,000,000	0.025	4.67	Nil
1,031,470,562	$0.023	7.00	621,470,562

During the year ended September 30, 2022, on May 30, 2022, the Company issued 410,000,000 warrants to purchase common shares at a price of $0.025 per share for a period of five years from the date of issue to its directors, officers, employees and consultants. The warrants will vest only upon the Company entering into a definitive agreement involving a change of control. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.81%, expected life of 5 years, annualized historical volatility of 159.32% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. In the event of a change of control, the warrants will vest and the fair market value that will be recorded as additional paid-in capital will be $8,266,969. The weighted-average fair value per warrant is $0.023.

During the year ended September 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Notes 4 and 8). The following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2021: risk-free rate of 1.59%, expected life of 10 years, annualized historical volatility of 184.22% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants was $11,089,812. The weighted-average fair value of the warrants issued during the year ended September 30, 2021 was $0.018.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options

In order to provide incentive to directors, officers, management, employees, consultants and others who provide services to the Company or any subsidiary (the“Service Providers”) to act in the best interests of the Company, and to retain such Service Providers, the Company has in place an incentive Stock Option Plan (the “Plan”) whereby the Company is authorized to issue up to 10% of its issued and outstanding share capital in options to purchase common shares of the Company. The maximum term of options granted under the Plan cannot exceed ten years, with vesting terms determined at the discretion of the Board of Directors.

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2020	34,850,000	$0.037
Granted	90,000,000	0.025
Cancelled / Expired	(8,000,000)	0.060
Balance September 30, 2021	116,850,000	$0.026
Granted	77,000,000	0.025
Cancelled / Expired	(11,850,000)	0.053
Balance September 30, 2022	182,000,000	$0.024

The following table summarizes the stock options outstanding at September 30, 2022:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
15,000,000	0.010	2.98	15,000,000
90,000,000	0.025	3.56	90,000,000
77,000,000	0.025	4.67	62,000,000
182,000,000	$0.024	3.98	167,000,000

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2022: risk-free rate of 2.81%, expected life of 5 years, annualized historical volatility of 159.32% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The compensation cost that has been charged against income from options vested under the Plan was $2,355,504 for the year ended September 30, 2022 (2021– $1,003,166) as 62,000,000 options from the May 30, 2022 issuance and 42,500,000 options from the April 23, 2021 issuance vested during the year. The weighted-average grant-date fair value of options granted during the year ended September 30, 2022 was $0.02.

During the year ended September 30, 2021, on April 23, 2021 the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options are exercisable for a period of five years from the date of grant and are all now fully vested. The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 0.83%, expected life of 5 years, annualized historical volatility of 160% and a dividend rate of 0%. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The weighted-average grant-date fair value of options granted during the year ended September 30, 2021 was $0.022.

As at September 30, 2022, the aggregate intrinsic value of the Company’s stock options is $22,500 (2021 - $102,000), and the total intrinsic value of options exercised during the year ended September 30, 2022 was $nil (2021 - $nil).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 12. INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2022 and 2021, the Company had net operating loss carryforwards of approximately $61,129,000 and $55,162,000 respectively, to reduce Federal income tax liabilities through 2041.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2022	2021
Loss for the year	$(3,692,416)	$(2,158,333)
Expected income tax (recovery)	$(775,407)	$(545,000)
Change in statutory, foreign tax, foreign exchange rates and other	-	-
Permanent Difference	-	211,000
Change in unrecognized deductible temporary differences	775,407	334,000
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2022	Expiry Date Range	2021	Expiry Date Range
Intangible assets	$13,974,000	No expiry date	$16,251,000	No expiry date
Non-capital losses available for future period	$61,129,000	2033 to 2041	$55,162,000	2033 to 2040

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

On April 15, 2020, the Company filed a combined petition for rehearing and rehearing en banc, which was denied by the Court..

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

i)	VoIP-Pal.com Inc. v. Twitter, Inc. (Case No. 2:16-CV-02338) in the United States District Court, District of Nevada

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

ii)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. (Case No. 2:18-CV-01076) in the United States District Court, District of Nevada

In September 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-07020-LHK and consolidated with Case No. 5:18-cv-06216-LHK. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all of the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision. The Company filed a petition for rehearing of this case, which petition was subsequently denied by the court in January 2021.

In January, 2021 the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On September 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

iv)	VoIP-Pal.com Inc. v. Apple, Inc. et al. (Case No. 2:18-CV-00953) in the United States District Court, District of Nevada

In May 2018, the Company filed a lawsuit in the United States District Court, District of Nevada, against Apple, Inc., alleging infringement of U.S. Patent Nos. 9,537,762, 9,813,330, 9,826,002 and 9,948,549. In November 2018, the case was transferred to the U.S. District Court for the Northern District of California, where it was renamed Case No. 5:18-cv-06216-LHK and consolidated with Case No. 5:18-cv-07020. The Defendants filed a Motion to Dismiss the cases, asserting that Voip-Pal’s ‘762, ’330, ’002, and ‘549 patents do not claim patentable subject matter. On November 1, 2019, the U.S. District Court for the Northern District of California granted the Defendants’ Motion to Dismiss in all the cases. The Company appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit, who affirmed the district court’s decision.

In January, 2021, the Company filed a petition for rehearing of this case, which was denied by the Federal Circuit on January 26, 2021. On September 25, 2021, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On October 4, 2021, the petition was denied.

v)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On July 22, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-4279-JD. The case is pending.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

vi)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. The case is pending.

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

On March 24, 2021, VoIP-Pal moved to dismiss this case for lack of subject-matter jurisdiction. On August 30, 2021, the Court granted the motion and entered judgment dismissing the case. On September 27, 2021, Twitter filed a motion for attorney’s fees. On July 1, 2022, the Court denied the motion for attorney’s fees.

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

(Expressed in United States Dollars)

September 30, 2022

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

On July 26, 2022, the Court granted VoIP-Pal’s motion to dismiss the case for lack of subject-matter jurisdiction. The Court entered judgment dismissing the case on August 1, 2022

xvi)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas court granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3202-JD. The case is pending.

xvii)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. The case is pending.

xviii)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xix)	VoIP-Pal.com, Inc. v. Apple Inc. Case No. 6-21-cv-670 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Apple alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 22, 2021, the parties stipulated to dismissal of the case without prejudice.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

xx)	VoIP-Pal.com, Inc. v. AT&T Corp. et al. Case No. 6-21-cv-671 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against AT&T and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

xxi)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

xxii)	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

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

On September 30, 2021, AT&T filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement and invalidity of U.S. Patent Nos. 8,630,234 and 10,880,721. On October 13, 2021, the parties stipulated to dismissal of the case without prejudice.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2022

NOTE 13. CONTINGENT LIABILITIES (CONT’D)

Non-Patent Litigation

The Company is party to non-patent litigation cases as follows:

4.	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

On January 1, 2020, based on the jury’s verdict in a previous action whereby the Plaintiff was awarded monetary relief, the Plaintiff filed suit in Nevada District Court claiming that they were still entitled to 95,832,000 of the Company’s common shares, despite the jury not awarding the Plaintiff any of the disputed shares that were at issue in the previous action conducted in August 2019. Following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. The Company disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (i.e. the claims were addressed in the previous action in 2019 and are now precluded); that the Plaintiffs’ claims were untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of the Company, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court. The parties have briefed their positions before the Nevada Supreme Court and that court’s decision is pending.

5.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court.

During the year ended September 30, 2021, the Plaintiff filed suit in Nevada District Court claiming that the Defendants had prevented the Plaintiffs from re-registering and/or transferring certain share certificates.

During the year ended September 30, 2022, the Court entered a judgment in favor of the Company, dismissing the case. The Plaintiff did not appeal the Court’s decision.

6.	Kashwise Global Funding, Inc. (Plaintiff) v VoIP-Pal.com Inc. (Defendant) (Case No CACE-20-005215) filed in Circuit Court in and for Broward County, Florida.

During the year ended September 30, 2020, the Plaintiff filed suit claiming that the Defendant had failed to pay the Plaintiff a fee for a third-party funding that did not close. The Company filed a Response indicating that the complaint had no merit.

Following the court’s ruling on August 10, 2002, granting summary judgment in the Company’s favor on all pending claims, the parties entered into a settlement agreement pursuant to which the Plaintiff voluntarily dismissed all claims against the Company, with prejudice, on September 23, 2022.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 30,000,000 of the Bonus Shares are restricted from trading under Rule 144 and subject to a voluntary lock-up agreement under which they cannot be traded, pledged, hypothecated, transferred or sold by the holder until such time as the Company has met the requirements of the bonusable event as described above.

As at September 30, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been completely efficient. The Company intends to address this deficiency in internal controls as soon as possible.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2022:

1)	Lack of segregation of duties. Now, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of an independent audit committee. Although the Board of Directors has an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient number of independent directors. Now, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

4)	Insufficient period-end balance sheet reconciliations and review of journal entries. Due to our size, we have insufficient accounting staff resources to review accounting entries on a timely basis. Management will periodically reevaluate this situation.

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Our management determined that if these deficiencies persist they could constitute material weaknesses. Due to a lack of financial resources, we are not able to immediately take any action to remediate these potential material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not entirely efficient and that there were potential material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2022 that have materially affected or are reasonably likely to materially affect such controls.

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

Name	Age	Position	Year Appointed
Emil Malak (1)	70	Director, Chief Executive Officer, President	2014
Kevin Williams	60	Director, Chief Financial Officer	2021
Dennis Chang	74	Independent Director	2021
Clifton Saylor	55	Independent Director	2022

Set forth below is a brief description of the background and recent business experience of each executive officer and director:

-	Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by the Company in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

-	Kevin Williams is an experienced financial consultant with over 30 years of business expertise in the banking, brokerage, energy, and aerospace industries. He has an extensive history in funding start-ups, corporate accounting and compliance for both private and publicly traded companies.

-	Dennis Chang is a former Management Consultant with over twenty years of experience. He is the founder of a computer manufacturing company in the Silicon Valley area and built it to $100+ Million in sales in the 1980s, serving as its President and CEO. He was included in the “100 Most Influential People in the Microcomputer Industry” by MicroTimes Magazine in 1988.

-	Clifton Saylor is a successful entrepreneur and business owner and a long-time shareholder of VoIP-Pal.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Shares Awarded	Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Emil Malak	2022	22,490		-	-	-	-	-	835	(2)	23,325
CEO, President, Director	2021	Nil	(1)	-	-	-	-	250,000	-		250,000
Kevin Williams(3)	2022	18,000		-	-	-	-	-	-		18,000
CFO, Director	2021	10,500		-	-	-	-	250,000	-		260,500
Ryan L. Thomas(4)	2022	Nil		-	-	-	-	-	-		Nil
Director	2021	Nil		-	-	-	-	250,000	-		250,000
Dennis Chang(3)	2022	24,100		-	-	-	-	-	-		24,100
Director	2021	4,000		-	-	-	-	250,000	-		254,000
Clifton Saylor(5)	2022	Nil		-	-	-	-	-	-		Nil
Director	2021	N/A		-	-	-	-	-	-		N/A

(1)	Salary previously accrued during fiscal years 2018 through 2021 was forgiven by Mr. Malak in March 2021. His salary in 2021 is Nil.

(2)	Emil Malak received 475,000 Series A Preferred shares with an aggregate value of $835 for services during the year ended September 30, 2022.

(3)	Kevin Williams and Dennis Chang were appointed as directors in March 2021.

(4)	Ryan Thomas resigned as a director in June 2022.

(5)	Clifton Saylor was appointed to the board of directors in July 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold, with the power to vote five percent or more of our outstanding common stock, and all officers and directors, as a group.

Name of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Percent of Class
Emil Malak	Nil	Nil	0.00%
Kevin Williams	500,000	Nil	0.03%
Dennis Chang	3,263,164	Nil	0.16%
Clifton Saylor	21,000,000	87,333,334(1)	5.45%

(1)	These shares are owned by Saylor Marketing, Inc. Profit Sharing Plan, of which Mr. Saylor is the trustee.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2022, the Company accrued $8,100 (2021 - $Nil), paid cash of $55,655 (2021 - $64,156), and issued preferred shares of $835 (2021 - $Nil) for key management compensation totaling $64,590 (2021 - $64,136). At September 30, 2022, included in accounts payable and accrued liabilities is $8,100 (September 30, 2021 - $Nil) owed to a director.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2022 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2022 were as follows:

2021 to 2022
Audit Fees		$32,390 CAD
Audit-Related Fees		$15,183 CAD
Tax Fees	$	Nil
All Other Fees	$	Nil

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

VoIP-Pal.Com Inc.
Date: December 28, 2022
	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: December 28, 2022
	By:	/s/ Kevin Williams
Kevin Williams
Chief Financial Officer

