Form 10-Q
period 2022-12-31
Voip-pal.com Inc
filed 2023-02-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2022

or

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

As of February 12, 2023, the Registrant had 2,268,367,863 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	December 31, 2022	September 30, 2022

ASSETS

CURRENT

Cash	$19,499	$305,485
Retainer (Note 5)	1,203	1,181
	20,702	306,666
NON-CURRENT

Fixed assets (Note 6)	3,825	4,390
Intellectual VoIP communications patent properties, net (Note 7)	330,200	364,750

TOTAL ASSETS	$354,727	$675,806

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$287,886	$158,613

TOTAL LIABILITIES	287,886	158,613

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	1,481,265	1,463,465
PREFERRED SHARE CAPITAL (Note 10)	4,750	4,750
ADDITIONAL PAID-IN CAPITAL (Note 10)	69,211,668	69,064,237
SHARES TO BE ISSUED (Note 10)	61,320	61,320
DEFICIT	(70,692,162)	(70,076,579)
	66,841	517,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,727	$675,806

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three months ended December 31, 2022	Three months ended December 31, 2021

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,114
Officers and Directors fees (Note 8)	12,500	16,500
Legal fees	379,084	170,238
Office & general	20,794	29,679
Patent consulting fees	414	4,309
Professional fees & services	93,545	45,700
Stock-based compensation (Note 11)	76,231	-
Gain on settlement of debt (Note 8)	(2,100)	-

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(615,583)	$(301,540)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	1,995,306,654	1,881,515,343

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2022	Three months Ended December 31, 2021

Cash Flows from Operating Activities
Loss	$(615,583)	$(301,540)
Add items not affecting cash:
Amortization	35,115	35,114
Gain on settlement of debt	(2,100)	-
Stock-based compensation	76,231	-

Changes in non-cash working capital:
Retainer	(22)	3,126
Accounts payable and accrued liabilities	131,373	(6,028)
Cash Flows Used in Operations	(374,986)	(269,328)

Cash Flows from Financing Activities
Proceeds from private placement	89,000	139,000
Cash Flows Provided by Financing Activities	89,000	139,000

Decrease in cash	(285,986)	(130,328)

Cash, beginning of the period	305,485	176,503

Cash, end of the period	$19,499	$46,175

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares			Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value		Value	Capital	Deficit	Total
Balance at September 30, 2021	1,731,447,863	$1,207,915	-		-	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	27,800,000	27,800	-		-	-	111,200	-	139,000
Loss for the period	-	-	-		-	-	-	(301,540)	(301,540)
Balance at December 31, 2021	1,759,247,863	$1,235,715		$		$61,320	$65,745,048	$(66,685,703)	$356,380
Shares issued for private placement	218,750,000	218,750	-		-	-	875,000	-	1,093,750
Shares issued for services	9,000,000	9,000	-		-	-	92,600	-	101,600
Stock-based compensation	-	-	475,000		4,750	-	2,351,589	-	2,356,339
Loss for the period	-	-	-		-	-	-	(3,390,876)	(3,390,876)
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000		$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	17,800,000	17,800	-		-	-	71,200	-	89,000
Stock-based compensation	-	-	-		-	-	76,231	-	76,231
Loss for the period	-	-	-		-	-	-	(615,583)	(615,583)
Balance at December 31, 2022	2,004,797,863	$1,481,265	475,000		$4,750	$61,320	$69,211,668	$(70,692,162)	$66,841

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at December 31, 2022, had an accumulated deficit of $70,692,162 (September 30, 2022 - $70,076,579). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2022, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $19,499 in cash on December 31, 2022 (September 30, 2022 - $305,485).

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

The carrying value of intangible assets are reviewed for impairment by management of the Company at least annually or upon the occurrence of an event which may indicate that the carrying amount may be less than its fair value. If impaired, the Company will write- down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

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

December 31, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

U.S. GAAP establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

−	Level 1: Quoted prices in active markets for identical assets and liabilities.
−	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
−	Level 3: Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of cash is classified as Level 1 at December 31, 2022 and September 30, 2022.

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

For the period ended December 31, 2022 and the year ended September 30, 2022, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

December 31, 2022

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date as a result. As of December 31, 2022, the Company’s bank operating account balances did not exceed the FDIC Insurance Limit.

Recent Accounting Pronouncements and Adoption

The Company has determined that there are no significant newly issued accounting pronouncements that are applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause were recorded as a share issuance cost within the Additional Paid-in Capital account.

During the year ended September 30, 2021, on April 12, 2021, the SPA was amended to provide that: a) from its inception until March 31, 2021, the Company would issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the Anti-Dilution Clause; and b) the Anti-Dilution Clause would be null and from April 1, 2021 forward. As a result of this amendment, the Seller returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue.

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $1,203 as of December 31, 2022, and $1,181 as of September 30, 2022. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of December 31, 2022 and September 30, 2022 is as follows:

	December 31, 2022	September 30, 2022
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(8,092)	(7,527)
Net book value	$3,825	$4,390

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2022 and September 30, 2022 is as follows:

	December 31, 2022	September 30, 2022
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,222,216)	(1,187,666)
Net book value	$330,200	$364,750

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended December 31, 2022 and 2021 includes:

	December 31, 2022	December 31, 2021
Management fees paid or accrued to the CEO	$-	$-
Management fees paid to the CFO	4,500	4,500
Fees paid or accrued to Directors	8,000	12,000
	$12,500	$16,500

During the period ended December 31, 2022, a director of the Company forgave $2,100 of accrued directors’ fees.

At December 31, 2022, included in accounts payable and accrued liabilities is $1,500 (2021 - $2,000) owed to current officers and directors.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2022, the Company paid $Nil (September 30, 2022 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the three-month periods ended December 31, 2022 and 2021.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at December 31, 2022:

−	3,500,000,000 (September 30, 2022 – 3,500,000,000) common voting shares authorized with a par value of $0.001 each, of which 2,004,797,863 (September 30, 2022 – 1,986,997,863) shares are issued.
−	1,000,000 convertible preferred shares authorized with a par value of $0.01 each, of which 475,000 (September 30, 2022 – 475,000) shares are issued.

Issues during the three-month period ended December 31, 2022

During the three-month period ended December 31, 2022, the Company issued:

−	17,800,000 common shares priced at $0.005 per share for cash proceeds of $89,000 from a private placement of common shares.

Issues during the year ended September 30, 2022

During the year ended September 30, 2022, the Company:

−	issued 246,550,000 common shares at $0.005 per share for cash proceeds of $1,232,750 from a private placement of common shares;

−	issued 9,000,000 common shares for services with a value of $101,600;

−	issued 410,000,000 warrants to purchase 410,000,000 common shares to its directors, officers, and consultants, exercisable at a price of $0.025 for a period of five years from the date of issue;

−	granted 77,000,000 options to purchase 77,000,000 common shares to its consultants and advisors, exercisable at a price of $0.025 for a period of five years from the date of grant;

−	returned to treasury 11,850,000 options to purchase 11,850,000 common shares at a price of $0.05 from certain of its consultants and advisors as the option term had expired; and

−	issued 475,000 preferred shares for services with a value of $835, which is recorded as stock-based compensation. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Subsequent Issues

Subsequent to the period ended December 31, 2022, as of February 12, 2023, the Company had issued 263,570,000 common shares priced at $0.005 per share for cash proceeds of $1,317,850 from a private placement of common shares.

Shares to be Issued

As at December 31, 2022, there are 1,977,523 (September 30, 2022 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $61,320 (September 30, 2022 – $61,320).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of December 31, 2022, there are 1,031,470,562 (September 30, 2022 - 1,031,470,562) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2021	621,470,562	$0.021
Issued	410,000,000	0.025
Balance September 30, 2022	1,031,470,562	$0.023
Issued	-	-
Balance December 31, 2022	1,031,470,562	$0.023

The following table summarizes the share purchase warrants outstanding at December 31, 2022:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Warrants Currently Exercisable
621,470,562	$0.021	8.28	621,470,562
410,000,000	0.025	4.41	Nil
1,031,470,562	$0.023	6.75	621,470,562

During the three-month period ended December 31, 2022, there were no issues, cancellations, expirations, vesting, or exercises of share purchase warrants in the capital stock of the Company.

During the year ended September 30, 2022, on May 30, 2022, the Company issued 410,000,000 warrants to purchase common shares at a price of $0.025 per share for a period of five years from the date of issue to its directors, officers, employees and consultants. The warrants will vest only upon the Company entering into a definitive agreement involving a change of control. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.81%, expected life of 5 years, annualized historical volatility of 159.32% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. In the event of a change of control, the warrants will vest and the fair market value that will be recorded as additional paid-in capital will be $8,266,969. The weighted-average fair value per warrant is $0.023.

During the year ended September 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Note 4). The following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2021: risk-free rate of 1.59%, expected life of 10 years, annualized historical volatility of 184.22% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The fair market value that has been recorded as additional paid-in capital from the issuance of these warrants was $11,089,812. The weighted-average fair value of the warrants issued during the year ended September 30, 2021 was $0.018.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2021	116,850,000	$0.026
Granted	77,000,000	0.025
Cancelled / Expired	(11,850,000)	0.053
Balance September 30, 2022	182,000,000	$0.024
Granted	-	-
Cancelled / Expired	-	-
Balance December 31, 2022	182,000,000	$0.024

The following table summarizes the stock options outstanding at December 31, 2022:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
15,000,000	$0.010	2.73	15,000,000
90,000,000	0.025	3.31	90,000,000
77,000,000	0.025	4.41	62,000,000
182,000,000	$0.024	3.73	167,000,000

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2022: risk-free rate of 2.81%, expected life of 5 years, annualized historical volatility of 159.32% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The compensation cost that was charged against income from options vested under the Plan was $2,355,504 for the year ended September 30, 2022 as 62,000,000 options from the May 30, 2022 issuance and 42,500,000 options from the April 23, 2021 issuance vested during the year. The weighted-average grant-date fair value of options granted during the year ended September 30, 2022 was $0.02. During the three-month period ended December 31, 2022, compensation cost of $76,231 (2021 - $nil) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

During the year ended September 30, 2021, on April 23, 2021, the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options are exercisable for a period of five years from the date of grant and are all now fully vested. The following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 0.83%, expected life of 5 years, annualized historical volatility of 160% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average grant-date fair value of options granted during the year ended September 30, 2021 was $0.022.

As at December 31, 2022, the aggregate intrinsic value of the Company’s stock options is $64,500 (2021 - $22,500), and the total intrinsic value of options exercised during the period ended December 30, 2022 was $nil (2021 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

NOTE 12. CONTINGENT LIABILITIES

Patent Litigation

The Company is party to patent and patent-related litigation cases as follows:

i.	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the U.S. District Court, Western District of Texas

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

ii.	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. The case is pending.

iii.	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

iv.	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

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

v.	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. The case is pending.

vi.	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

vii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

viii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

ix.	VoIP-Pal.com Inc v Samsung Electronics Co. et al Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung & related entities alleging infringement of U.S. Patent Nos. 8,630,234 & 10,880,721. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

NOTE 12. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

x.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case is pending.

xi.	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

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

On January 1, 2020, the Plaintiff filed suit in Nevada District Court claiming that they were owed 95,832,000 Voip-Pal common shares from a previous case involving the Plaintiff and the Defendant that had been through a jury trial in 2019, in which the jury had made an award to the Plaintiff that was monetary only, and did not include said shares - following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. Voip-Pal vigorously disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (the 2020 claims were addressed in the previous action in 2019 and are now precluded); that Plaintiffs’ claims are untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court.

Subsequent to the interim period ended December 31, 2022, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment in favor of Voip-Pal and has ordered that the case be remanded back to the lower court for further proceedings. The Defendants (Voip-Pal et al) have filed a motion to the Supreme Court for reconsideration. The case is pending.

2.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court, Nevada.

On January 1, 2020, the Plaintiff filed suit in Nevada District Court claiming that they were owed 72,000,000 Voip-Pal common shares from a previous case involving the Plaintiff and the Defendant that had been through a jury trial in 2019, in which the jury had made an award to the Plaintiff that was monetary only, and did not include said shares - following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. Voip-Pal vigorously disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (the 2020 claims were addressed in the previous action in 2019 and are now precluded); that Plaintiffs’ claims are untimely; and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the 2020 case. The Plaintiffs did not appeal the Court’s decision.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2022

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 30,000,000 of the Bonus Shares are restricted from trading under Rule 144 and subject to a voluntary lock-up agreement under which they cannot be traded, pledged, hypothecated, transferred or sold by the holder until such time as the Company has met the requirements of the bonusable event as described above. As at December 31, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the three months ended December 31, 2022 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2022 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2022 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the 3 Months Ending December 31, 2022 and 2021

	Three months ending December 31		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(506,337)	(266,426)	239,911	90%
Amortization & depreciation	(35,115)	(35,114)	1	0%
Share-based compensation	(76,231)	-	76,231	100%
Other items	2,100	-	(2,100)	100%
Net gain (loss)	$(615,583)	$(301,540)	$314,043	104%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2022 and 2021.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2022 totaled $506,337 compared to $266,426 during the same period in 2021. The increase in general and administrative expenses of $239,911 or 90% more than the previous period was primarily due to an increase in legal and professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the three months ending December 31, 2022 totaled $35,115 compared to $35,114 during the same period in 2021. There was no material difference between depreciation and amortization expense for the three months ending December 31, 2022 as compared to 2021.

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

STOCK BASED COMPENSATION

Stock based compensation for the three months ending December 31, 2022 totaled $76,231 compared to $Nil during the same period in 2021. The increase in stock-based compensation expense of $76,231 or 100% more than the previous period was due to stock options vesting during the period.

OTHER ITEMS

Other items for the period ending December 31, 2022 totaled $2,100 compared to $Nil during the same period in 2021. The decrease in other items of $2,100 or 100% less than the previous period was due to forgiveness of director compensation.

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2022 and 2021.

NET GAIN (LOSS)

The Company reported a net loss of $615,583 for the three months ending December 31, 2022 compared to a net loss of $301,540 for the same period in 2021. The increase of $314,043 or 104% as compared to 2021 was primarily due to stock-based compensation and an increase in legal fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company had an accumulated deficit of $70,692,162 as compared to an accumulated deficit of $66,685,703 at December 31, 2021. As of December 31, 2022, the Company had a working capital deficit of $267,184 as compared to a working capital deficit of $118,104 at December 31, 2021. The decrease in the Company’s working capital of $149,080 is due to ongoing operating expenses and less equity raised during the period.

Net cash used by operations for the three months ending December 31, 2022 and 2021 was $374,986 and $269,328 respectively. The increase in net cash used for operations for the three months ending December 31, 2022 as compared to the three months ending December 31, 2021 was primarily due to stock-based compensation and an increase in legal fees and professional services.

Net cash used in investing activities for the three months ending December 31, 2022 and 2021 was $Nil and $Nil, respectively. Net cash provided from financing activities for the three months ending December 31, 2022 and 2021 was $89,000 and $139,000, respectively. The decrease in net cash provided by financing activities of $50,000 was due to lower amounts of equity raised and less cash proceeds from private placements and no exercise of warrants during the three months ending December 31, 2022.

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

As at December 31, 2022, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as its finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2022:

1)	Lack of segregation of duties. At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of a completely independent audit committee. Although it is majority independent, the audit committee is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient number of independent directors. At present, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

4)	Insufficient period-end balance sheet reconciliations and review of journal entries. Due to our size, we have insufficient accounting staff resources to review accounting entries on a timely basis. Management will periodically reevaluate this situation.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect such controls.

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

Patent Litigation

i.	VoIP-Pal.com Inc. v. Facebook et al. Case No. 6-20-cv-00267 in the United States District Court, Western District of Texas

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

ii.	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. The case is pending.

iii.	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

iv.	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the U.S. District Court, Western District of Texas

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

v.	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. The case is pending.

vi.	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

vii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

viii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

ix.	VoIP-Pal.com Inc v Samsung Electronics Co. et al Case No. 6-21-cv-1246 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

x.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case is pending.

xi.	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

On December 17, 2021, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

Other Litigation

The Company is party to non-patent litigation cases as follows:

1.	Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court, Nevada.

On January 1, 2020, the Plaintiff filed suit in Nevada District Court claiming that they were owed 95,832,000 Voip-Pal common shares from a previous case involving the Plaintiff and the Defendant that had been through a jury trial in 2019, in which the jury had made an award to the Plaintiff that was monetary only, and did not include said shares - following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. Voip-Pal vigorously disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (the 2020 claims were addressed in the previous action in 2019 and are now precluded); that Plaintiffs’ claims are untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court.

Subsequent to the interim period ended December 31, 2022, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment in favor of Voip-Pal and has ordered that the case be remanded back to the lower court for further proceedings. The Defendants (Voip-Pal et al) have filed a motion to the Supreme Court for reconsideration. The case is pending.

2.	T K Investments, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807835-C) filed in Clark County District Court, Nevada.

On January 1, 2020, the Plaintiff filed suit in Nevada District Court claiming that they were owed 72,000,000 Voip-Pal common shares from a previous case involving the Plaintiff and the Defendant that had been through a jury trial in 2019, in which the jury had made an award to the Plaintiff that was monetary only, and did not include said shares - following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. Voip-Pal vigorously disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (the 2020 claims were addressed in the previous action in 2019 and are now precluded); that Plaintiffs’ claims are untimely; and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the 2020 case. The Plaintiffs did not appeal the Court’s decision.

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

During the quarterly period ended December 31, 2022, the Company issued 17,800,000 common shares priced at $0.005 per share for cash proceeds of $89,000 from a private placement of common shares.

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

DATED: February 14, 2023	By:	/s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 14, 2023	By:	/s/Kevin Williams
Kevin Williams
Chief Financial Officer

