Form 10-Q
period 2023-03-31
Voip-pal.com Inc
filed 2023-05-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 12, 2023, the Registrant had 2,457,867,863 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at March 31, 2023

(Expressed in U.S. Dollars)

	March 31, 2023	September 30, 2022

ASSETS

CURRENT

Cash	$1,166,569	$305,485
Retainer (Note 5)	6,206	1,181
Prepaid Expense	15,200	-
	1,187,975	306,666
NON-CURRENT

Fixed assets (Note 6)	3,261	4,390
Intellectual VoIP communications patent properties, net (Note 7)	295,650	364,750

TOTAL ASSETS	$1,486,886	$675,806

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$278,116	$158,613

TOTAL LIABILITIES	278,116	$158,613

STOCKHOLDERS’ equity

SHARE CAPITAL (note 10)	$1,857,835	$1,463,465
PREFERRED SHARE CAPITAL (Note 10)	5,966	4,750
ADDITIONAL PAID-IN CAPITAL (Note 10)	70,803,467	69,064,237
SHARES TO BE ISSUED (Note 10)	10,000	61,320
DEFICIT	(71,468,498)	(70,076,579)
	1,208,770	517,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,486,886	$675,806

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

EXPENSES

Amortization (Note 6 & 7)	$35,114	$35,114	$70,229	$70,228
Officers and Directors fees (Note 8)	8,500	13,100	21,000	29,600
Legal fees	505,331	172,794	884,415	343,032
Office & general	82,625	32,975	103,419	62,654
Patent consulting fees	-	-	414	4,309
Professional fees & services	127,512	152,000	221,057	197,700
Stock-based compensation (Note 11)	74,574	55,750	150,805	55,750
Gain on debt settlement	(57,320)	-	(59,420)	-
Total expenses	$776,336	$461,733	$1,391,919	$763,273

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(776,336)	$(461,733)	$(1,391,919)	$(763,273)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	2,221,082,694	1,951,739,185	2,244,627,423	1,937,438,145

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Cash Flows used in Operating Activities
Loss for the period	$(1,391,919)	$(763,273)
Add items not affecting cash:
Stock based compensation	150,805	55,750
Shares issued for services	22,161	101,600
Amortization	70,229	70,228
Gain on settlement	(59,420)	-

Changes in non-cash working capital:
Retainer	(5,025)	3,113
Accounts payable and accrued liabilities	117,603	(311)
Prepaid expense	(15,200)	-
Cash Flows Used in Operations	(1,110,766)	(532,893)

Cash Flows from Financing Activities
Proceeds from private placement	1,971,850	443,000
Cash Flows Provided by Financing Activities	1,971,850	443,000

Increase / (Decrease) in cash	861,084	(89,893)

Cash, beginning of the period	305,485	176,503

Cash, end of the period	$1,166,569	$86,610

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2021	1,731,447,863	$1,207,915	-	-	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	88,600,000	88,600	-	-	-	354,400	-	443,000
Shares issued for services	9,000,000	9,000			-	92,600	-	101,600
Share-based compensation	-	-			-	55,750	-	55,750
Loss for the period	-	-	-	-	-	-	(763,273)	(763,273)
Balance at March 31, 2022	1,829,047,863	$1,305,515	-	$-	$61,320	$66,136,598	$(67,147,436)	$355,997
Shares issued for private placement	157,950,000	157,950	-	-	-	631,800	-	789,750
Shares issued for services	-	-	-	-	-	-	-	-
Share-based compensation	-	-	475,000	4,750	-	2,295,839	-	2,300,589
Loss for the period	-	--		-	-	-	(2,929,143)	(2,929,143)
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	392,370,000	392,370	-	-	10,000	1,569,480	-	1,971,850
Shares issued for services	2,000,000	2,000	121,611	1,216	-	18,945	-	22,161
Share-based compensation	-	-	-	-	-	150,805	-	150,805
Gain on settlement, issuance cancelled	-	-	-	-	(61,320)	-	-	(61,320)
Loss for the period	-	-	-	-	-	-	(1,391,919)	(1,391,919)
Balance at March 31, 2023	2,381,367,863	$1,857,835	596,611	$5,966	$10,000	$70,803,467	$(71,468,498)	$1,208,770

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2023

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at March 31, 2023, had an accumulated deficit of $71,468,498 (September 30, 2022 - $70,076,579). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

March 31, 2023

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2023, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,166,569 in cash on March 31, 2023 (September 30, 2022 - $305,485).

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

March 31, 2023

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

The fair value of cash is classified as Level 1 at March 31, 2023 and September 30, 2022.

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

For the period ended March 31, 2023 and the year ended September 30, 2022, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

March 31, 2023

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of March 31, 2023, the Company’s bank operating account balances exceeds the FDIC Insurance Limit of $250,000 by $916,569.

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

ASU 2021-04 – Earnings per share. In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2021-04 to have a material impact on our condensed consolidated financial statements.

NOTE 4. PURCHASE OF DIGIFONICA

The Company acquired Digifonica in December 2013 by way of a Share Purchase Agreement (the “SPA”), pursuant to which the Company purchased 100% of the shares of Digifonica from the seller, the CEO of the Company (the “Seller”), for a cash payment of $800,000 and 389,023,561 common shares of the Company. The assets acquired through the acquisition were VoIP-related patented technology, including patents for Lawful Intercept, routing, billing and rating, mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

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

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $6,206 as of March 31, 2023, and $1,181 for the year ended September 30, 2022. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2023

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of March 31, 2023 and September 30, 2022 is as follows:

	March 31, 2023	September 30, 2022
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(8,656)	(7,527)
Net book value	$3,261	$4,390

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of March 31, 2023 and September 30, 2022 is as follows:

	March 31, 2023	September 30, 2022
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,256,766)	(1,187,666)
Net book value	$295,650	$364,750

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the six-month periods ended March 31, 2023 and 2022 includes:

	March 31, 2023	March 31, 2022
Management fees paid or accrued to the CEO	$12,161	$-
Management fees paid to the CFO	9,000	9,000
Fees paid to Directors	12,000	20,600
	$33,161	$29,600

At March 31, 2023, included in accounts payable and accrued liabilities is $Nil (September 30, 2022 - $Nil) owed to current officers and directors. At March 31, 2023, included in prepaid expense is $9,000 (September 30, 2022 - $Nil) of prepaid compensation to current officers and directors.

During the six-month period ended March 31, 2023, a director of the Company forgave $2,100 (2022 - $Nil) of accrued director fees.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2022

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended March 31, 2023, the Company paid $Nil (September 30, 2022 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the six-month periods ended March 31, 2023 and 2022.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at March 31, 2023:

–	3,500,000,000 (September 30, 2022 – 3,500,000,000) common voting shares authorized with a par value of $0.001 each, of which 2,381,367,863 (September 30, 2022 – 1,986,997,863) shares are issued.

–	1,000,000 preferred shares authorized with a par value of $0.01 each, of which 596,611 (Sep 30, 2022 – 475,000) shares are issued.

Issues during the six-month period ended March 31, 2023

During the six-month period ended March 31, 2023, the Company issued:

–	392,370,000 common shares priced at $0.005 per share for cash proceeds of $1,961,850 from a private placement of common shares;

–	112,611 preferred shares for services with a value of $12,161; and

–	2,000,000 common shares for services with a value of $10,000.

Issues during the year ended September 30, 2022

During the year ended September 30, 2022, the Company:

–	issued 246,550,000 common shares at $0.005 per share for cash proceeds of $1,232,750 from a private placement of common shares;

–	issued 9,000,000 common shares for services with a value of $101,600;

–	issued 410,000,000 warrants to purchase 410,000,000 common shares to its directors, officers, and consultants, exercisable at a price of $0.025 for a period of five years from the date of issue;

–	granted 77,000,000 options to purchase 77,000,000 common shares to its consultants and advisors, exercisable at a price of $0.025 for a period of five years from the date of grant;

–	returned to treasury 11,850,000 options to purchase 11,850,000 common shares at a price of $0.05 from certain of its consultants and advisors as the option term had expired; and

–	issued 475,000 preferred shares for services with a value of $835, which is recorded as stock-based compensation. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Subsequent Issues

Subsequent to the six-month period ended March 31, 2023, as of May 10, 2023 the Company had issued:

–	64,000,000 common shares at a price of $0.005 per share for cash proceeds of $320,000 from a private placement of common shares; and

–	12,500,000 common shares at a price of $0.005 per share for services with a value of $62,500.

Shares to be Issued

As at March 31, 2023, there are 2,000,000 (September 30, 2022 - Nil) common shares valued at $10,000 (September 30, 2022 - $Nil) to be issued as a result of a pre-paid subscription in a private placement.

As at March 31, 2023, there are $Nil (September 30, 2022 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $Nil (September 30, 2022 – $61,320). During the period ended March 31, 2023, the Company entered into settlement agreements with two vendors pursuant to which they relinquished their aggregate 1,977,523 shares to be issued in exchange for cash totaling $4,000.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2023

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants

As of March 31, 2023, there are 1,031,470,562 (September 30, 2022 - 1,031,470,562) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2021	621,470,562	$0.021
Issued	410,000,000	0.025
Balance September 30, 2022 & March 31, 2023	1,031,470,562	$0.023

The following table summarizes the share purchase warrants outstanding at March 31, 2023:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Warrants Currently Exercisable
621,470,562	$0.021	8.04	621,470,562
410,000,000	0.025	4.17	Nil
1,031,470,562	$0.023	6.50	621,470,562

During the six-month period ended March 31, 2023, there were no issues, cancellations, expirations, vesting, or exercises of share purchase warrants in the capital stock of the Company.

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

March 31, 2023

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price
Balance September 30, 2021	116,850,000	$0.026
Granted	77,000,000	0.025
Cancelled / Expired	(11,850,000)	(0.053)
Balance September 30, 2022 & March 31, 2023	182,000,000	$0.024

The following table summarizes the stock options outstanding at March 31, 2023:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
15,000,000	$0.010	2.48	15,000,000
90,000,000	0.025	3.07	90,000,000
77,000,000	0.025	4.17	62,000,000
182,000,000	$0.024	3.49	167,000,000

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

The compensation cost that was charged against income from options vested under the Plan was $2,355,504 for the year ended September 30, 2022, as 62,000,000 options from the May 30, 2022 issuance and 42,500,000 options from the April 23, 2021 issuance vested during the year. The weighted-average grant-date fair value of options granted during the year ended September 30, 2022 was $0.02. During the six-month period ended March 31, 2023, compensation cost of $150,805 (2021 - $nil) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

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

As at March 31, 2023, the aggregate intrinsic value of the Company’s stock options is $3,410,000 (2022 - $81,000), and the total intrinsic value of options exercised during the period ended March 31, 2023 was $nil (2022 - $nil).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2023

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

March 31, 2023

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

Non-Patent Litigation

The Company is party to the following non-patent litigation case:

Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

On January 1, 2020, the Plaintiffs filed suit in Nevada District Court claiming that they were owed 95,832,000 Voip-Pal common shares from a previous case involving the Plaintiff and the Defendant that had been through a jury trial in 2019, in which the jury had made an award to the Plaintiff that was monetary only, and did not include said shares - following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. Voip-Pal vigorously disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (the 2020 claims were addressed in the previous action in 2019 and are now precluded); that Plaintiffs’ claims are untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court.

During the six-month period ended March 31, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment in favor of Voip-Pal and has ordered that the case be remanded back to the lower court for further proceedings. The Defendants (Voip-Pal et al) have filed a motion to the Supreme Court for reconsideration. The case is pending.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 30,000,000 of the Bonus Shares are restricted from trading under Rule 144 and are subject to a voluntary lock-up agreement under which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2023, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the six months ended March 31, 2023 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2022 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending March 31, 2023 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

VoIP has been and continues to be a green field for innovation that has spawned numerous inventions, greatly benefiting consumers large and small across the globe. VoIP is used in many places and by every modern telephony system vendor, network supplier, and retail and wholesale carrier.

Results of Operations

The Company’s operating costs consist of expenses incurred to monetizing, selling and licensing its VoIP patents. Other operating costs include expenses for legal, accounting and other professional fees, financing costs, and other general and administrative expenses.

Comparison of the Three Months Ending March 31, 2023 and 2022

	Three months ending March 31		Increase/
	2023	2022	(Decrease)	Percent
General and administrative expenses	(723,968)	(370,869)	353,099	95%
Amortization & depreciation	(35,114)	(35,114)	-	0%
Stock based compensation	(74,574)	(55,750)	18,824	34%
Other items	57,320	-	(57,320)	-100%
Net gain (loss)	$(776,336)	$(461,733)	$314,603	68%

Comparison of the Six Months Ending March 31, 2023 and 2022

	Six months ending March 31		Increase/
	2022	2021	(Decrease)	Percent
Revenue	$-	$-	$-	-
Cost of Revenue	-	-	-	-
Gross Margin	-	-	-	-
General and administrative expenses	(1,230,305)	(637,295)	593,010	93%
Amortization & depreciation	(70,229)	(70,228)	1	0%
Stock based compensation	(150,805)	(55,750)	95,055	171%
Other items	59,420	-	(59,420)	-100%
Net gain (loss)	$(1,391,919)	$(763,273)	$628,646	82%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three or six months ending March 31, 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2023 totaled $723,968 compared to $370,869 during the same period in 2022. The increase in general and administrative expenses of $353,099, or 95% more than the previous year, was primarily due to an increase in legal and professional fees and services

General and administrative expenses for the six months ending March 31, 2023 totaled $1,230,305 compared to $637,295 during the same period in 2022. The increase in general and administrative expenses of $593,010 or 93% more than the previous year, was primarily due to an increase in legal and professional fees and services.

STOCK BASED COMPENSATION

Stock-based compensation for the three months ending March 31, 2023 totaled $74,574 compared to $55,750 during the same period in 2022. The increase in stock-based compensation of $18,824, or 34% more than the previous years, was primarily due to stock options vesting during the period.

Stock-based compensation for the six months ending March 31, 2023 totaled $150,805 compared to $55,750 during the same period in 2022. The increase in stock-based compensation of $95,055, or 171% more than the previous years, was primarily due to stock options vesting during the period.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending March 31, 2023 totaled $35,114 compared to $35,114 during the same period in 2022. There was no material change in the amount of amortization or depreciation expense during the six months ending March 31, 2023 and 2022.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the six months ending March 31, 2023 totaled $70,229 compared to $70,228 during the same period in 2022. There was no material difference between depreciation and amortization expense for the three and six months ending March 31, 2023 as compared to the same periods in 2022.

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

OTHER ITEMS

Other items for the three and six months ending March 31, 2023, totaled $57,320 and $59,420, respectively, compared to $Nil during the same periods in 2022. The increase in other items of $59,420 was primarily due to the Company entering into settlement agreements with vendors pursuant to which they relinquished debt owed to the company.

INTEREST EXPENSE

The Company had no financing or interest costs for the three and six months ending March 31, 2023 and 2022.

NET GAIN (LOSS)

The Company reported a net loss of $776,336 for the three months ending March 31, 2023 compared to a net loss of $461,733 for the same period in 2022. The increase in net loss of $314,603, or 68% more than the same period in 2022, was primarily due to an increase in legal and professional fees and stock-based compensation.

The Company reported a net loss of $1,391,919 for the six months ended March 31, 2023 compared to a net loss of $763,273 for the same period in 2022. The increase in net loss of $628,646, or 82% more than same period in 2022 was due primarily to an increase in legal and professional fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company had an accumulated deficit of $71,468,498 as compared to an accumulated deficit of $67,147,436 at March 31, 2022. As of March 31, 2023, the Company had working capital of $909,859 as compared to a working capital deficit of $83,373 at March 31, 2022. The increase in the Company’s working capital of $993,232 is due to proceeds received from the private placement of the Company’s stock.

Net cash used by operations for the six months ending March 31, 2023 and 2022 was $1,110,766 and $532,893 respectively. The increase in net cash used for operations for the six months ending March 31, 2023 as compared to the six months ending March 31, 2022 was primarily due to an increase in legal fees and professional services.

Net cash used in investing activities for the six months ending March 31, 2023 and 2022 was $Nil. Net cash provided from financing activities for the six months ending March 31, 2023 and 2022 was $1,971,850 and $443,000, respectively. The increase in net cash provided by financing activities was due to equity raised from private placements during the six months ending March 31, 2023.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company. Concurrently, the directors authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to a group of related and non-related parties, which included members of management, a director and several consultants. 30,000,000 of the Bonus Shares are restricted from trading under Rule 144 and are subject to a voluntary lock-up agreement under which they cannot be traded, pledged, hypothecated, transferred or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at March 31, 2023, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending March 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as its finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2023:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect such controls.

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

Patent Litigation

The Company is party to patent litigation cases as follows:

1)	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the U.S. District Court, Western District of Texas

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

2)	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. The case is pending.

3)	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

4)	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

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

5)	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. The case is pending.

6)	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

7)	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

8)	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

9)	VoIP-Pal.com Inc v Samsung Electronics Co. et al Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung & related entities alleging infringement of U.S. Patent Nos. 8,630,234 & 10,880,721. The case is pending.

10)	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case is pending.

11)	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

On December 17, 2021, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

Other Litigation

The Company is party to the following non-patent litigation case:

Locksmith Financial Corporation, Inc. et al. (Plaintiff(s)) v VoIP-Pal.com Inc. et al (Defendant(s)) (Case No A-20-807745-C) filed in Clark County District Court.

On January 1, 2020, the Plaintiffs filed suit in Nevada District Court claiming that they were owed 95,832,000 Voip-Pal common shares from a previous case involving the Plaintiff and the Defendant that had been through a jury trial in 2019, in which the jury had made an award to the Plaintiff that was monetary only, and did not include said shares - following the jury’s decision in the 2019 trial, the Plaintiff accepted the award and waived their right to appeal. Voip-Pal vigorously disputed the Plaintiff’s 2020 claims on the basis of claim preclusion (the 2020 claims were addressed in the previous action in 2019 and are now precluded); that Plaintiffs’ claims are untimely, and that the Plaintiffs no longer have standing to bring their claims.

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc and co-defendants, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court.

During the six-month period ended March 31, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment in favor of Voip-Pal and has ordered that the case be remanded back to the lower court for further proceedings. The Defendants (Voip-Pal et al) have filed a motion to the Supreme Court for reconsideration. The case is pending.

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

During the quarterly period ended March 31, 2023, the Company issued:

–	347,570,000 common shares priced at $0.005 per share for cash proceeds of $1,872,850 from a private placement of common shares;
–	2,000,000 common shares priced at $0.005 per share for services valued at $10,000; and
–	121,611 preferred shares for services valued at $12,161.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 15, 2023	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 15, 2023	By:	/s/ Kevin Williams
Kevin Williams
Chief Financial Officer

