Form 10-Q
period 2023-06-30
Voip-pal.com Inc
filed 2023-08-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 14, 2023, the Registrant had 2,927,525,291 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at June 30, 2023

(Expressed in U.S. Dollars)

	June 30, 2023	September 30, 2022

ASSETS

CURRENT

Cash	$1,911,437	$305,485
Retainer (Note 5)	7,264	1,181
Prepaid Expense	19,500	-
	1,938,201	306,666
NON-CURRENT

Fixed assets (Note 6)	2,696	4,390
Intellectual VoIP communications patent properties, net (Note 7)	261,100	364,750

TOTAL ASSETS	$2,201,997	$675,806

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$161,374	$158,613

TOTAL LIABILITIES	161,374	$158,613

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	$2,324,015	$1,463,465
PREFERRED SHARE CAPITAL (Note 10)	7,350	4,750
ADDITIONAL PAID-IN CAPITAL (Note 10)	92,386,054	69,064,237
SHARES TO BE ISSUED (Note 10)	20,000	61,320
DEFICIT	(92,696,796)	(70,076,579)
	2,040,623	517,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,201,997	$675,806

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,115	$105,344	$105,344
Officers and Directors fees (Note 8)	22,500	12,500	43,500	42,100
Legal fees	843,584	165,111	1,727,999	508,143
Office & general	128,257	58,956	231,676	121,609
Patent consulting fees	-	1,645	414	5,954
Professional fees & services	350,942	51,200	571,998	248,900
Stock-based compensation (Note 11)	19,847,900	2,271,022	19,998,706	2,326,772
Gain on debt settlement	-	-	(59,420)	-

Total expenses	$21,228,298	$2,595,549	$22,620,217	$3,358,822

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(21,228,298)	$(2,595,549)	$(22,620,217)	$(3,358,822)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	2,524,158,974	2,028,288,798	2,388,096,105	1,917,599,525

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Cash Flows used in Operating Activities
Loss for the period	$(22,620,217)	$(3,358,822)
Add items not affecting cash:
Shares issued for services	84,661	101,600
Amortization	105,344	105,344
Stock based compensation	19,998,706	2,326,772
Gain on Settlement	(59,420)	-

Changes in non-cash working capital:
Retainer	(6,083)	3,150
Accounts payable and accrued liabilities	861	5,730
Prepaid expense	(19,500)	-
Cash Flows Used in Operations	(2,515,648)	(816,226)

Cash Flows from Financing Activities
Proceeds from private placement	4,121,600	871,500
Cash Flows Provided by Financing Activities	4,121,600	871,500

Increase in cash	1,605,952	55,274

Cash, beginning of the period	305,485	176,503

Cash, end of the period	$1,911,437	$231,777

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.com Inc.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2021	1,731,447,863	$1,207,915	-	-	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	172,300,000	172,300	-	-	10,000	689,200	-	871,500
Shares issued for services	9,000,000	9,000	-	-	-	92,600	-	101,600
Share based compensation	-	-	475,000	4,750	-	2,322,022	-	2,326,772
Loss for the period	-	-	-	-	-	-	(3,358,822)	(3,358,822)
Balance at June 30, 2022	1,912,747,863	$1,389,215	475,000	$4,750	$71,320	$68,737,670	$(69,742,985)	$459,970
Shares issued for private placement	74,250,000	74,250	-	-	(10,000)	297,000	-	361,250
Share-based compensation	-	-	-	-	-	29,567	-	29,567
Loss for the period	-	-	-	-	-	-	(333,594)	(333,594)
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	820,320,000	820,320	-	-	20,000	3,281,280	-	4,121,600
Shares issued for services	14,500,000	14,500	121,611	1,216	-	68,945	-	84,661
Share-based compensation	-	-	138,420	1,384	-	19,997,322	-	19,998,706
Exercise of stock options	25,729,725	25,730	-	-	-	(25,730)	-	-
Gain on settlement, issuance cancelled	-	-	-		(61,320)	-	-	(61,320)
Loss for the period	-	-	-	-	-	-	(22,620,217)	(22,620,217)
Balance at June 30, 2023	2,847,547,588	$2,324,015	735,031	$7,350	$20,000	$92,386,054	$(92,696,796)	$2,040,623

The accompanying notes are an integral part of these interim consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

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

These interim consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, at June 30, 2023, had an accumulated deficit of $92,696,796 (September 30, 2022 - $70,076,579). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on the terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

Additionally, as the Company’s stated objective is to monetize its patent suite through the licensing or sale of its intellectual property (“IP”), the Company being forced to litigate or to defend its IP claims through litigation casts some doubt on its future to continue as a going concern. IP litigation is generally a costly process, and in the absence of revenue the Company must raise capital to continue its own defense and to validate its claims – in the event of a failure to defend its patent claims, either because of lack of funding, a court ruling against the Company or because of a protracted litigation process, there can be no assurance that the Company will be able to raise additional capital to pay for an appeals process or a lengthy trial. The outcome of any litigation process may have an adverse effect on the Company’s ability to continue as a going concern.

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

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

NOTE 2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica (International) Limited. All intercompany transactions and balances have been eliminated. As at June 30, 2023, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,911,437 in cash on June 30, 2023 (September 30, 2022 - $305,485).

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

June 30, 2023

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

The fair value of cash is classified as Level 1 at June 30, 2023 and September 30, 2022.

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

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as stock options and share purchase warrants outstanding during each period. To calculate diluted loss per share the Company uses the treasury stock method and the if-converted method.

For the period ended June 30, 2023 and the year ended September 30, 2022, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Stock-based compensation

The Company recognizes compensation expenses for all stock-based payments made to employees, directors and others based on the estimated fair values of its common stock on the date of issuance.

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

June 30, 2023

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000, but has not experienced any losses to date as a result. As of June 30, 2023, the Company’s bank operating account balances exceed the FDIC Insurance Limit of $250,000 by $1,661,437.

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

NOTE 4. PURCHASE OF DIGIFONICA

The Company acquired Digifonica (International) Limited in December 2013 by way of the Share Transfer Agreement (the “STA”), pursuant to which the Company purchased 100% of the shares of Digifonica from the seller, the CEO of the Company (the “Seller”), for a cash payment of $800,000 and 389,023,561 common shares of the Company. The assets acquired through the acquisition were VoIP-related patented technology, including patents for Lawful Intercept, routing, billing and rating, mobile gateway, advanced interoperability solutions, intercepting voice over IP communications, and uninterrupted transmission of internet protocol transmissions during endpoint changes.

The STA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares.

During the year ended September 30, 2021, on April 12, 2021, the STA was amended to provide that: a) from its inception until March 31, 2021, the Company would issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the Anti-Dilution Clause; and b) the Anti-Dilution Clause would be null and void from April 1, 2021 forward. As a result of this amendment, the Seller returned 513,535,229 common shares to the treasury of the Company and relinquished his right to receive an additional 107,935,333 common shares, both in exchange for 621,470,562 warrants to purchase common shares at a price of $0.021 for a period of ten years from the date of issue.

During the period ended June 30, 2023, on April 23, 2023, the STA was further amended to: a) retroactively reinstate the Anti-Dilution Clause that had been nullified by the amendments made to the STA in April 2021 so that the Company is now required to issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the original Anti-Dilution Clause; and b) require the Company to issue Preferred shares with super-voting rights in a sufficient amount in order for the Seller to maintain his 40% voting rights in the Company while his warrants issued pursuant to the original and reinstated Anti-Dilution Clause remain unexercised (“2023 Amendments”). Each of the warrant issuance and the Preferred share issuance required under the 2023 Amendments are to occur at the close of each quarterly reporting period. As a result of the 2023 Amendments, the Seller was issued 831,466,899 share purchase warrants and 138,420 Series A Preferred shares on June 30, 2023. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 8 and 10).

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $7,264 as of June 30, 2023, and $1,181 as of September 30, 2022. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of June 30, 2023 and September 30, 2022 is as follows:

	June 30, 2023	September 30, 2022
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(9,221)	(7,527)
Net book value	$2,696	$4,390

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of June 30, 2023 and September 30, 2022 is as follows:

	June 30, 2023	September 30, 2022
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,291,316)	(1,187,666)
Net book value	$261,100	$364,750

There were no disposal of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the nine-month periods ended June 30, 2023 and 2022 includes:

	June 30, 2023	June 30, 2022
Management fees paid to the CEO	$12,161	$47,500
Management fees paid to the CFO	13,500	13,500
Fees paid to Directors	30,000	28,600
	$55,661	$89,600

At June 30, 2023, included in prepaid expense is $19,500 (September 30, 2022 - $Nil) of prepaid compensation to a director.

During the nine-month period ended June 30, 2023, a director of the Company forgave $2,100 (2022 - $Nil) of accrued director fees.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2023, the Company paid $Nil (2022 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the nine-month periods ended June 30, 2023 and 2022.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at June 30, 2023:

Common Voting Shares

Authorized: 5,000,000,000 (September 30, 2022 – 3,500,000,000) with a par value of $0.001 each

Issued: 2,847,547,588 (September 30, 2022 – 1,986,997,863)

Preferred Shares

Authorized: 1,000,000 (September 30, 2022 – 1,000,000) with a par value of $0.01 each

Issued: 735,031 (September 30, 2022 – 475,000)

Issues during the nine-month period ended June 30, 2023

During the nine-month period ended June 30, 2023, the Company issued:

-	820,320,000 common shares priced at $0.005 per share for cash proceeds of $4,101,600 from a private placement;

-	831,466,899 warrants to purchase 831,466,899 common shares exercisable at a price of $0.001 to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended STA (Note 4);

-	121,611 Series A Preferred shares for services with a value of $12,161;

-	138,420 Series A Preferred shares pursuant to the Anti-Dilution Clause of the STA with a value of $138; and

-	14,500,000 common shares for services with a value of $72,500.

Issues during the year ended September 30, 2022

During the year ended September 30, 2022, the Company:

-	issued 246,550,000 common shares at $0.005 per share for cash proceeds of $1,232,750 from a private placement of common shares;

-	issued 9,000,000 common shares for services with a value of $101,600;

-	issued 410,000,000 warrants to purchase 410,000,000 common shares to its directors, officers, and consultants, exercisable at a price of $0.025 for a period of five years from the date of issue;

-	granted 77,000,000 options to purchase 77,000,000 common shares to its consultants and advisors, exercisable at a price of $0.025 for a period of five years from the date of grant;

-	returned to treasury 11,850,000 options to purchase 11,850,000 common shares at a price of $0.05 from certain of its consultants and advisors as the option term had expired; and

-	issued 475,000 preferred shares for services with a value of $835, which is recorded as stock-based compensation. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Subsequent Issues

Subsequent to the nine-month period ended June 30, 2023 the Company had issued:

-	75,400,000 common shares at a price of $0.005 per share for cash proceeds of $377,000 from a private placement of common shares; and

-	4,577,703 common shares at a price of $0.005 per share from an exercise of common share purchase options.

Shares to be Issued

As at June 30, 2023, there are 10,000,000 (September 30, 2022 – 1,977,523) common shares to be issued valued at $20,000 (September 30, 2022 – $61,320). During the nine-month period ended June 30, 2023, the Company entered into settlement agreements with two vendors pursuant to which they relinquished their aggregate 1,977,523 shares to be issued in exchange for cash totaling $4,000.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of June 30, 2023, there are 1,862,937,461 (September 30, 2022 - 1,031,470,562) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2021	621,470,562	$0.001
Issued May 30, 2022	410,000,000	0.005
Balance September 30, 2022	1,031,470,562	0.0023
Issued June 30, 2023	831,466,899	0.001
Balance June 30, 2023	1,862,937,461	$0.0019

The following table summarizes the share purchase warrants outstanding at June 30, 2023:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Warrants Currently Exercisable
621,470,562	$0.001	7.79	621,470,562
410,000,000	0.005	3.92	410,000,000
831,466,899	0.001	10.01	831,466,899
1,862,937,461	$0.002	7.93	1,862,937,461

During the nine-month period ended June 30, 2023, the Company:

-	on April 23, 2023, re-priced 621,470,562 warrants issued on April 12, 2021 from $0.021 to $0.001;

-	on April 24, 2023, changed the vesting provisions and exercise price of 410,000,000 warrants granted on May 30, 2022, to fully vest and re-price all such warrants from $0.025 to $0.005; and

-	on June 30, 2023, issued 831,466,899 warrants to purchase common shares at a price of $0.001 per share to the seller of Digifonica pursuant to the reinstated Anti-Dilution Clause of the amended STA (Note 4).

During the nine-month period ended June 30, 2023, on June 30, 2023, the Company issued 831,466,899 warrants recorded as a share issuance cost to purchase common shares at a price of $0.001 per share for a period of ten years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.81%, expected life of 10 years, annualized historical volatility of 143.75% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.046.

During the year ended September 30, 2022, on May 30, 2022, the Company issued 410,000,000 warrants to purchase common shares at a price of $0.025 per share for a period of five years from the date of issue to its directors, officers, employees and consultants. On April 24, 2023, 410,000,000 warrants granted on May 30, 2022, were modified to become fully vested and re-priced all such warrants from $0.025 to $0.005. The following assumptions were used for the Black-Scholes valuation of these warrants on modification date as follows: risk-free rate of 3.60%, expected life of 4.10 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The fair market value that was recorded as additional paid-in capital was $15,995,229. The weighted-average fair value per warrant is $0.039. During the nine-month period ended June 30, 2023, share-based compensation cost of $15,995,229 (2022 - $nil) was charged against income from these vested warrants.

During the year ended September 30, 2021, on April 16, 2021, the Company issued 621,470,562 warrants to purchase common shares at a price of $0.021 per share for a period of ten years from the date of issue to the seller of Digifonica (Note 4). On April 23, 2023, 621,470,562 warrants issued on April 12, 2021 were re-priced from $0.021 to $0.005. For the incremental cost on these warrants modification, the following assumptions were used for the Black-Scholes valuation of warrants issued during the nine-months ended June 30, 2023: risk-free rate of 4.78%, expected life of 7.99 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these warrants was $130,000. The weighted-average fair value of these warrants issued during nine months ended June 30, 2023 was $0.036.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2021	116,850,000	0.005
Granted	77,000,000	0.005
Cancelled / Expired	(11,850,000)	0.053
Balance September 30, 2022	182,000,000	0.024
Granted	75,000,000	0.005
Exercised	(27,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance June 30, 2023	214,500,000	0.005

The following table summarizes the stock options outstanding at June 30, 2023:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
82,500,000	0.005	2.82	82,500,000
57,000,000	0.005	3.92	57,000,000
75,000,000	0.005	4.92	68,500,000
214,500,000	$0.005	3.85	208,000,000

During the nine-month period ended June 30, 2023, the Company:

-	on April 23, 2023, re-priced all its previously issued outstanding options to be exercisable at $0.005 per share; and

-	on May 31, 2023, granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors.

During the period ended June 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the nine-month period ended June 30, 2023, share-based compensation cost of $3,338,366 (2022 - $nil) was charged against income from options vested. Of the 68,500,000 options vested, 15,000,000 related to replacement options issued from options originally issued on September 21, 2021.

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.60%, expected life of 4.1 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these options was $105,571. During the nine-month period ended June 30, 2023, share-based compensation cost of $183,385 (2022 - $2,167,042) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

VOIP-PAL.COM INC.

Notes to the Interim Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2023

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options (cont’d)

During the year ended September 30, 2021, on April 23, 2021, the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options are exercisable for a period of five years from the date of grant and are all now fully vested. On April 24, 2023, the stock options issued on April 23, 2021 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation of stock options granted during the year ended September 30, 2021: risk-free rate of 3.84%, expected life of 3 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these options was $235,456.

During the nine months ended June 30, 2023, 15,000,000 stock options were replaced. For the incremental cost on the option replacement, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the replacement of these options was $10,561.

During the nine-month period ended June 30, 2023, total compensation cost of $19,998,706 (2022 - $2,326,772) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

NOTE 12. CONTINGENT LIABILITIES

Patent Litigation

The Company is party to patent and patent-related litigation cases as follows:

i.	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the U.S. District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On July 22, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-4279-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

ii.	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

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

iv.	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas court granted Facebook and WhatsApp’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3202-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

v.	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

vi.	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On June 26, 2023, the parties stipulated to the dismissal of the case. On June 29, 2023, the court closed the case.

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

ix.	VoIP-Pal.com Inc v Samsung Electronics Co. et al Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung & related entities alleging infringement of U.S. Patent Nos. 8,630,234 & 10,880,721. On June 21, 2023, the parties stipulated to the dismissal of the case and the court closed the case.

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

xi.	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

On December 17, 2021, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

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

During the nine-month period ended June 30, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment in favor of Voip-Pal and has ordered that the case be remanded back to the lower court for further proceedings. The Defendants (Voip-Pal et al) have filed a motion to the Supreme Court for reconsideration. The case is pending.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company, and also authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to members of management, a director and several consultants. 30,000,000 of the issued Bonus Shares continue to be restricted from trading under Rule 144 and subject to a voluntary lock-up agreement under which they cannot be traded, transferred, pledged or sold by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at June 30, 2023, no bonusable event has occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim consolidated financial statements for the nine months ended June 30, 2023 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2022 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2023 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2023 and 2022

	Three months ending June 30		Increase/
	2023	2022	(Decrease)	Percent
General and administrative expenses	(1,345,283)	(289,412)	1,055,871	365%
Amortization & depreciation	(35,115)	(35,115)	-	0%
Stock based compensation	(19,847,900)	(2,271,022)	17,576,878	774%
Other items	-	-	-	-
Net loss	$(21,228,298)	$(2,595,549)	$18,632,749	718%

Comparison of the Nine Months Ending June 30, 2023 and 2022

	Nine months ending June 30		Increase/
	2023	2022	(Decrease)	Percent
General and administrative expenses	(2,575,587)	(926,706)	1,648,881	178%
Amortization & depreciation	(105,344)	(105,344)	-	0%
Stock based compensation	(19,998,706)	(2,326,772)	17,671,934	760%
Other items	59,420	-	59,420	100%
Net loss	$(22,620,217)	$(3,358,822)	$19,261,395	573%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three or nine months ending June 30, 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2023 totaled $1,345,283 compared to $289,412 during the same period in 2022. The increase in general and administrative expenses of $1,055,871, or 365% more than the previous year, was primarily due to an increase in legal and professional fees and services.

General and administrative expenses for the nine months ending June 30, 2023 totaled $2,575,588 compared to $926,706 during the same period in 2022. The increase in general and administrative expenses of $1,648,881 or 178% more than the previous year, was primarily due to an increase in legal and professional fees and services.

STOCK BASED COMPENSATION

Stock-based compensation for the three months ending June 30, 2023 totaled $19,847,900 compared to $2,271,022 during the same period in 2022. The increase in stock-based compensation of $17,576,878, or 774% more than the previous year, was primarily due to repricing of the outstanding options from $0.025 to $0.005, repricing and vesting of 2022 warrants of 410,000,000 and additional options and warrant issued and vested during the nine months ended June 30, 2023.

Stock-based compensation for the nine months ending June 30, 2023 totaled $19,998,706 compared to $2,326,772 during the same period in 2022. The increase in stock-based compensation of $17,671,934, or 760% more than the previous years, was primarily due to repricing and vesting of 2022 warrants of 410,000,000 and additional options and warrant issued and vested during the nine months ended June 30, 2023.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending June 30, 2023 totaled $35,115 compared to $35,115 during the same period in 2022. There was no material change in the amount of amortization or depreciation expense during the three months ending June 30, 2023 and 2022.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the nine months ending June 30, 2023 totaled $105,344 compared to $105,344 during the same period in 2022. There was no material difference between depreciation and amortization expense for the nine months ending June 30, 2023 as compared to the same period in 2022.

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

OTHER ITEMS

Other items for the three months ending June 30, 2023, totaled $Nil, compared to $Nil during the same periods in 2022.

Other items for the nine months ending June 30, 2023, totaled $59,420, compared to $Nil during the same periods in 2022. The increase in other items of $59,420 was primarily due to the Company entering into settlement agreements with vendors pursuant to which they relinquished debt owed to the Company.

INTEREST EXPENSE

The Company had no financing or interest costs for the three and nine months ending June 30, 2023 and 2022.

NET LOSS

The Company reported a net loss of $21,228,298 for the three months ending June 30, 2023 compared to a net loss of $2,595,549 for the same period in 2022. The increase in net loss of $18,632,749, or 718% more than the same period in 2022, was primarily due to an increase in in stock-based compensation and legal and professional fees.

The Company reported a net loss of $22,620,217 for the nine months ended June 30, 2023 compared to a net loss of $3,358,822 for the same period in 2022. The increase in net loss of $19,261,396, or 573% more than same period in 2022 was due primarily to an increase in legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had an accumulated deficit of $92,696,796 as compared to an accumulated deficit of $69,742,985 at June 30, 2022. As of June 30, 2023, the Company had working capital of $1,750,063 as compared to working capital of $55,715 at June 30, 2022. The increase in the Company’s working capital of $1,694,348 is due to proceeds received from the private placement of the Company’s stock.

Net cash used by operations for the nine months ending June 30, 2023 and 2022 was $2,515,648 and $816,226 respectively. The increase in net cash used for operations for the nine months ending June 30, 2023 as compared to the nine months ending June 30, 2022 was primarily due to an increase in legal fees and professional services.

Net cash used in investing activities for the nine months ending June 30, 2023 and 2022 was $Nil. Net cash provided from financing activities for the nine months ending June 30, 2023 and 2022 was $4,121,600 and $871,500, respectively. The increase in net cash provided by financing activities was due to equity raised from private placements during the nine months ending June 30, 2023.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock and through the payment of stock-based compensation. The Company believes its resources are adequate to fund its operations for the next 12 months.

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

In 2019, the board of directors authorized the increase of the Performance Bonus to up to 10% of the capital stock of the Company, and also authorized 66.67% of the Performance Bonus to be issued in an advance payment of an aggregate 127,000,000 Common shares (“Bonus Shares”) to members of management, a director and several consultants. 30,000,000 of the issued Bonus Shares continue to be restricted from trading under Rule 144 as well as subject to a voluntary lock-up agreement under which the shares cannot be sold or transferred by the holders until such time as the Company has met the requirements of the bonusable event as described above.

As at June 30, 2023, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending June 30, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, as its finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect such controls.

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

Patent Litigation

The Company is party to patent litigation cases as follows:

1.	VoIP-Pal.com Inc. v. Facebook, Inc. et al. Case No. 6-20-cv-00267 in the U.S. District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Facebook, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On July 22, 2022, the Western District of Texas granted Facebook’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-4279-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

2.	VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Google, alleging infringement of U.S. Patent No. 10,218,606. On September 21, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-5419-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

3.	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

4.	VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Facebook, Inc. and WhatsApp, Inc. alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas court granted Facebook and WhatsApp’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3202-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

5.	VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the US District Court, Western District of Texas, against Google LLC alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On May 31, 2022, the Western District of Texas granted Google’s motion to transfer the case to the Northern District of California. The case number is Case No. 3:22-cv-3199-JD. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

6.	VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On June 26, 2023, the parties stipulated to the dismissal of the case. On June 29, 2023, the court closed the case.

7.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

8.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

9.	VoIP-Pal.com Inc v Samsung Electronics Co. et al Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung & related entities alleging infringement of U.S. Patent Nos. 8,630,234 & 10,880,721. On June 21, 2023, the parties stipulated to the dismissal of the case and the court closed the case.

10.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case is pending.

11.	Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

On December 17, 2021, Twitter filed a declaratory judgment lawsuit against the Company in the United States District Court, Northern District of California, alleging non-infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On June 6, 2023, the parties stipulated to the dismissal of the case. On June 7, 2023, the court dismissed the case.

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

During the nine-month period ended June 30, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment in favor of Voip-Pal and has ordered that the case be remanded back to the lower court for further proceedings. The Defendants (Voip-Pal et al) have filed a motion to the Supreme Court for reconsideration. The case is pending.

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

During the quarterly period ended June 30, 2023, the Company issued:

-	427,950,000 common shares priced at $0.005 per share for cash proceeds of $2,139,750 from a private placement of common shares;

-	12,500,000 common shares priced at $0.005 per share for services valued at $62,500; and

-	138,420 preferred shares with a value of $138.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2023	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 14, 2023	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

