Form 10-K
period 2023-09-30
Voip-pal.com Inc
filed 2023-12-22
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2023

or

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No☒

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

The market value of the voting stock held by non-affiliates was $101,208,134 based on 2,381,367,863 shares held by non-affiliates. These computations are based upon the closing sales price of $0.0199 per share of the Company on OTC Markets, Inc. on March 31, 2023.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 22, 2023
Common Stock, $0.001 par value per share	3,035,173,940

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

Amount Spent on Research and Development

For the two years ended September 30, 2023 and 2022, the Company has incurred no research and development expenses.

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

ii) VoIP-Pal.com Inc. v. Google, LLC fka Google, Inc. Case No. 6-20-cv-00269 in U.S. District Court, Western District of Texas

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

iii) VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. The case is pending.

iv) VoIP-Pal.com, Inc. v. Facebook, Inc. et al Case No. 6-21-cv-665 in the United States District Court, Western District of Texas

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

v) VoIP-Pal.com, Inc. v. Google, LLC Case No. 6-21-cv-667 in the United States District Court, Western District of Texas

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

vi) VoIP-Pal.com, Inc. v. Amazon.com, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Amazon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On June 26, 2023, the parties stipulated to the dismissal of the case. On June 29, 2023, the court closed the case.

vii) VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

viii) VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

ix) VoIP-Pal.com Inc v Samsung Electronics Co. et al Case No. 6-21-cv-1246 in U.S. District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Samsung & related entities alleging infringement of U.S. Patent Nos. 8,630,234 & 10,880,721. On June 21, 2023, the parties stipulated to the dismissal of the case and the court closed the case.

x) VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case is pending.

xi) Twitter, Inc. v. VoIP-Pal.com Inc. Case No. 3:21-cv-9773 in the U.S. District Court, Northern District of California

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

During the year ended September 30, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment and remanded the case back to the lower court for further proceedings. The Defendants (Voip-Pal et al) filed a motion to the Supreme Court for reconsideration, however that motion was denied, and a trial date was set for November 28, 2023.

Subsequent to the year ended September 30, 2023,on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation. The case is now closed.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is quoted on the OTCQB with the OTC Markets Group, Inc. under the symbol “VPLM”. The OTCQB is an inter- dealer quotation and trading system where market makers apply to quote securities. Accordingly, the OTCQB is not considered a market, and there is, therefore, no public market for our Common Stock.

Holders

We had approximately 575 holders of record of our common stock as of September 30, 2023 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

During the year ended September 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors, of which 69,500,000 are currently outstanding and exercisable. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

During the year ended September 30, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors, of which 68,500,000 are currently exercisable. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

As at September 30, 2023, the Company has 209,500,000 stock options outstanding at an average exercise price of $0.005 per share, with a remaining contractual life of an average of 3.68 years, of which 203,000,000 are vested and exercisable.

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

During the year ended September 30, 2023, the Company issued 14,500,000 shares of common stock at a price of $0.005 per share to various individuals or entities for services with an aggregate value of $72,500.

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

During the year ended September 30, 2023, the Company issued 983,720,000 common shares priced at $0.005 per common share to various individuals or entities for cash proceeds of $4,918,600 from the private placement of common shares.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2023 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2022 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the year ending September 30, 2023 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward- looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Comparison of the Years Ending September 30, 2023 and 2022

	Year Ended September 30,		Increase
	2023	2022	(Decrease)	Percentage
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross margin	-	-	-	-
General and administrative expenses	(3,136,404)	(1,195,619)	1,940,785	162%
Amortization & depreciation	(140,458)	(140,458)	-	-
Stock based compensation	(20,076,567)	(2,356,339)	17,720,228	752%
Other (income)	244,420	-	244,420	100%
Net loss	$(23,109,009)	$(3,692,416)	$19,416,593	526%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ending September 30, 2023 totaled $3,136,404 compared to $1,195,619 during 2022. The increase in general and administrative expenses of $1,940,785 or 162% more than the previous year, was primarily due to an increase in legal and professional fees and services.

STOCK BASED COMPENSATION

Stock-based compensation expense for the year ending September 30, 2023 totaled $20,076,567 compared to $2,356,339 during 2022. The increase in stock-based compensation expense of $17,720,228, or 752% more than the previous year, was primarily due to repricing of the outstanding options from $0.025 to $0.005, repricing and vesting of 2022 warrants of 410,000,000 and additional options and warrant issued and vested during the year ended September 30, 2023.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the year ending September 30, 2023 totaled $140,458 compared to $140,458 for the year ended September 30, 2022. There was no difference between depreciation and amortization expense for the year ending September 30, 2023 as compared to 2022.

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

OTHER ITEMS

Other income for the year ending September 30, 2022 totaled $244,420 compared to $Nil during 2022. The increase in other income of $244,420, or 100% more than the previous year, which $59,420 was primarily due to the Company entering into settlement agreements with vendors pursuant to which they relinquished debt owed by the Company, and $185,000 was due to the Company entering into a settlement and release agreement with a party to resolve all aspects of a litigation regarding certain of VoIP-Pal’s patents.

INTEREST EXPENSE

The Company had no financing or interest costs for the years ending September 30, 2023 and 2022.

NET LOSS

The Company reported a net loss of $23,109,009 for the year ended September 30, 2023 compared to a net loss of $3,692,416 for the year ended September 30, 2022. The increase in net loss of $19,416,593 or 526% more than the previous year was primarily due to an increase in stock-based compensation and legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company had an accumulated deficit of $93,185,588 as compared to an accumulated deficit of $70,076,579 at September 30, 2022. As of September 30, 2023, the Company had working capital of $2,198,010 as compared to working capital of $148,053 at September 30, 2022. The increase in the Company’s working capital of $2,049,957 is due to proceeds received from a private placement of the Company’s stock.

Net cash used by operations for the years ending September 30, 2023 and 2022 was $3,006,496 and $1,103,768, respectively. The increase in net cash used for operations for the year ending September 30, 2023 as compared to the year ending September 30, 2022 was primarily due to an increase in legal fees and professional services.

Net cash used in investing activities for the years ending September 30, 2023 and 2022 was $Nil. Net cash provided from financing activities for the years ending September 30, 2023 and 2022 was $4,918,600 and $1,232,750, respectively. The increase in net cash provided by financing activities of $3,685,850 was due to equity raised from private placements during the year ending September 30, 2023.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants from investors. While there can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company, the Company believes its resources are adequate to fund its operations for the next 12 months.

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

As at September 30, 2023, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fiscal Year ending September 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Voip-pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-pal.com Inc. (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of loss and comprehensive loss, cash flows, and stockholders’ equity for the years ended September 30, 2023 and 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2015.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

December 20, 2023	PCAOB ID # 731

VOIP-PAL.COM INC.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2023	2022
ASSETS
CURRENT
Cash	$2,217,589	$305,485
Prepaid expense	6,000	-
Retainer (Note 5)	36,183	1,181
	2,259,772	306,666
NON-CURRENT
Fixed assets (Note 6)	2,132	4,390
Intellectual VoIP communications patent properties, net (Note 7)	226,550	364,750
TOTAL ASSETS	$2,488,454	$675,806
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$61,762	$158,613
TOTAL LIABILITIES	61,762	158,613
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 10)	$2,491,993	$1,463,465
PREFERRED SHARE CAPITAL (Note 10)	7,350	4,750
ADDITIONAL PAID-IN CAPITAL (Note 10)	93,112,937	69,064,237
SHARES TO BE ISSUED (Note 10)	-	61,320
DEFICIT	(93,185,588)	(70,076,579)
	2,426,692	517,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,488,454	$675,806

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2023	2022
EXPENSES

Amortization (Note 6 & 7)	$140,458	$140,458
Officers and Directors fees (Note 8)	100,218	74,255
Legal fees	2,004,405	661,861
Office & general	341,980	140,682
Patent consulting fees	414	8,921
Professional fees & services	689,387	309,900
Stock-based compensation (Note 11)	20,076,567	2,356,339
Total expenses	$23,353,429	$3,692,416
OTHER INCOME
Gain on settlement (Note 12)	(185,000)	-
Gain on settlement of accrued payables (Note 12)	(59,420)	-
	(244,420)	-

LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(23,109,009)	$(3,692,416)
Basic and diluted loss per common share	$(0.01)	$-
Weighted-average number of common shares outstanding, basic and diluted	2,411,986,215	1,977,278,873

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2023	September 30, 2022
Cash Flows used in Operating Activities
Loss for the year	$(23,109,009)	$(3,692,416)
Add items not affecting cash:
Shares issued for services	84,661	101,600
Amortization	140,458	140,458
Gain on settlement of accrued payables	(59,420)	-
Stock-based compensation	20,076,567	2,356,339
Changes in non-cash working capital:
Retainer	(35,002)	13,237
Accounts payable and accrued liabilities	(98,751)	(22,986)
Prepaid expense	(6,000)	-
Cash Flows Used in Operations	(3,006,496)	(1,103,768)
Cash Flows from Financing Activities
Proceeds from private placement	4,918,600	1,232,750
Cash Flows Provided by Financing Activities	4,918,600	1,232,750
Increase in cash	1,912,104	128,982
Cash, beginning of the year	305,485	176,503
Cash, end of the year	$2,217,589	$305,485

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2021	1,731,447,863	$1,207,915	-	-	$61,320	$65,633,848	$(66,384,163)	$518,920
Shares issued for private placement	246,550,000	246,550	-	-	-	986,200	-	1,232,750
Shares issued for services	9,000,000	9,000	-	-	-	92,600	-	101,600
Stock-based compensation	-	-	475,000	4,750	-	2,351,589	-	2,356,339
Loss for the year	-	-	-	-	-	-	(3,692,416)	(3,692,416)
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	983,720,000	983,720	-	-	-	3,934,880	-	4,918,600
Shares issued for services	14,500,000	14,500	121,611	1,216	-	68,945	-	84,661
Stock-based compensation	-	-	138,420	1,384	-	20,075,183	-	20,076,567
Exercise of stock options	32,500,000	32,500	-	-	-	(32,500)	-	-
Return to treasury for cashless option exercise	(2,192,572)	(2,192)	-	-	-	2,192	-	-
Gain on settlement, issuance cancelled	-	-	-	-	(61,320)	-	-	(61,320)
Loss for the year	-	-	-	-	-	-	(23,109,009)	(23,109,009)
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$(93,185,588)	$2,426,692

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at September 30, 2023, had an accumulated deficit of $93,185,588 (September 30, 2022 - $70,076,579). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and the exercise of warrants from investors. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

COVID-19

The outbreak of COVID-19 had resulted in worldwide emergency measures to combat the spread of the virus. These measures, including significant restrictions on commercial activity, have adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. However, starting in the second half year of 2022, restrictions have been gradually eased, and while variants of COVID-19 continue to emerge, it appears that much of the impact of the pandemic on business may now be behind us. A new potential challenge is the impact of inflationary economic conditions on business activity but the consequences of this for the Company’s business are not yet clear.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2023, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $2,217,589 in cash on September 30, 2023 (September 30, 2022 - $305,485).

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

September 30, 2023

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

The fair value of cash is classified as Level 1 at September 30, 2023 and 2022.

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

For the year ended September 30, 2023 and the year ended September 30, 2023, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

The Company determines the fair value of the stock-based compensation payments granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either the date at which a commitment for performance to earn the equity instrument is reached or the date the performance is complete.

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations. Stock option expense is recognized over the option’s vesting period.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of

$250,000; however, has not experienced any losses to date as a result. As of September 30, 2023, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $1,967,589.

Recent Accounting Pronouncements and Adoption

ASU 2020-10 – Codification Improvements. In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company has adopted the updated standard for the year ended September 30, 2023, which did not have an effect on the Company’s consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our consolidated financial statements.

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

During the year ended September 30, 2023, on April 23, 2023, the SPA was further amended to: a) retroactively reinstate the Anti-Dilution Clause that had been nullified by the amendments made to the STA in April 2021 so that the Company is now required to issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the original Anti-Dilution Clause; and b) require the Company to issue preferred shares with super-voting rights in a sufficient amount in order for the Seller to maintain his 40% voting rights in the Company while his warrants issued pursuant to the original and reinstated Anti-Dilution Clause remain unexercised (“2023 Amendments”). Each of the warrant issuance and the preferred share issuance required under the 2023 Amendments are to occur at the close of each quarterly reporting period. As a result of the 2023 Amendments, the Seller was issued 831,466,899 share purchase warrants and 138,420 series A preferred shares on June 30, 2023. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account (Notes 8 and 10).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $36,183 as of September 30, 2023, and $1,181 for the year ended September 30, 2022. The Company recognizes the expense from these retainers as they are invoiced, and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of September 30, 2023 and September 30, 2022 is as follows:

	September 30, 2023	September 30, 2022
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(9,785)	(7,527)
Net book value	$2,132	$4,390

There were no retirements of any fixed assets in the years presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of September 30, 2023 and September 30, 2022 is as follows:

	September 30, 2023	September 30, 2022
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,325,866)	(1,187,666)
Net book value	$226,550	$364,750

There were no disposals of any intangible assets in the years presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the years ended September 30, 2023 and 2022 includes:

	September 30, 2023	September 30, 2022
Management fees paid to the CEO	$17,718	$21,655
Management fees paid to the current CFO	15,000	-
Management fees paid to the former CFO	18,000	18,000
Fees paid or accrued to Directors	49,500	34,600
Stock-based compensations (Note 11)	10,866,260	446,835
	$10,966,478	$521,090

At September 30, 2023, included in accounts payable and accrued liabilities is $5,000 (September 30, 2022 - $8,100) owed to current officers and directors.

At September 30, 2023, included in prepaid expense is $6,000 (September 30, 2022 - $Nil) of prepaid compensation to a director.

During the year ended September 30, 2023, a director of the Company forgave $2,100 (2022 - $Nil) of accrued director’s fees.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2023, the Company paid $Nil (September 30, 2022 - $Nil) in interest or income taxes. There were no non-cash investing or financing transactions during the years ended September 30, 2023 and 2022.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at September 30, 2023:

-	5,000,000,000 (September 30, 2022 – 3,500,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,015,525,291 (September 30, 2022 – 1,986,997,863) shares are issued.

-	1,000,000 Series A preferred shares authorized with a par value of $0.01 each, of which 735,031 (2022 – 475,000) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the year ended September 30, 2023

During the year ended September 30, 2023, the Company issued:

−	983,720,000 common shares priced at $0.005 per share for cash proceeds of $4,918,600 from a private placement;

−	831,466,899 warrants to purchase 831,466,899 common shares exercisable at a price of $0.001 to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA (Note 4);

−	121,611 Series A Preferred shares for services with a value of $12,161 (Note 8);

−	138,420 Series A Preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $138; and

−	14,500,000 common shares for services with a value of $72,500.

−	32,500,000 common shares priced at $0.005 per share issuance, offset by 2,192,572 shares returned to treasury for cashless option exercise with a net value of $30,308.

Issues during the year ended September 30, 2022

During the year ended September 30, 2022, the Company issued:

−	246,550,000 common shares at $0.005 per share for cash proceeds of $1,232,750 from a private placement of common shares;

−	9,000,000 common shares for services with a value of $101,600; and

−	475,000 preferred shares for services with a value of $835 which is recorded as stock-based compensation.

−

The Company also granted 410,000,000 warrants to purchase 410,000,000 common shares to its directors, officers, and consultants, exercisable at a price of $0.025 for a period of five years from the date of issue;

−	77,000,000 options to purchase 77,000,000 common shares to its consultants and advisors, exercisable at a price of $0.025 for a period of five years from the date of grant; and

−	returned to treasury 11,850,000 options to purchase 11,850,000 common shares at a price of $0.05 from certain of its consultants and advisors as the option term had expired.

Shares to be Issued

As at September 30, 2023, there are nil (September 30, 2022 – 1,977,523) common shares to be issued that are accrued for services provided to the Company valued at $nil (September 30, 2022 – $61,320).

Subsequent Issuances

Subsequent to the year end, the Company issued 7,000,000 common shares priced at $0.005 per share for cash proceeds of $35,000 from a private placement, 10,000,000 common shares priced at $0.005 per share issuance, offset by 2,351,351 shares returned to treasury for cashless option exercise with a net value of $38,243, and 5,000,000 common shares for services with a value of $25,000.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of September 30, 2023, there are 1,862,937,461 (September 30, 2022 - 1,031,470,562) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2021	621,470,562	$0.001
Issued May 30, 2022	410,000,000	0.005
Balance September 30, 2022	1,031,470,562	0.0023
Issued June 30, 2023	831,466,899	0.001
Balance September 30, 2023	1,862,937,461	$0.0019

The following table summarizes the share purchase warrants outstanding at September 30, 2023:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Warrants Currently Exercisable
621,470,562	$0.001	7.54	621,470,562
410,000,000	0.005	3.67	410,000,000
831,466,899	0.001	9.76	831,466,899
1,862,937,461	$0.002	7.68	1,862,937,461

During the year ended September 30, 2023, the Company:

−	on April 23, 2023, re-priced 621,470,562 warrants issued on April 12, 2021 from $0.021 to $0.001;

−	on April 24, 2023, changed the vesting provisions and exercise price of 410,000,000 warrants granted on May 30, 2022, to fully vest and re-price all such warrants from $0.025 to $0.005; and

−	on June 30, 2023, issued 831,466,899 warrants to purchase common shares at a price of $0.001 per share to the seller of Digifonica pursuant to the reinstated Anti-Dilution Clause of the amended STA (Note 4).

During the year ended September 30, 2023, on June 30, 2023, the Company issued 831,466,899 warrants recorded as a share issuance cost to purchase common shares at a price of $0.001 per share for a period of ten years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.81%, expected life of 10 years, annualized historical volatility of 143.75% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.046.

During the year ended September 30, 2022, on May 30, 2022, the Company issued 410,000,000 warrants to purchase common shares at a price of $0.025 per share for a period of five years from the date of issue to its directors, officers, employees and consultants. On April 24, 2023, 410,000,000 warrants granted on May 30, 2022, were modified to become fully vested and re-priced all such warrants from $0.025 to $0.005. The following assumptions were used for the Black-Scholes valuation of these warrants on modification date as follows: risk-free rate of 3.60%, expected life of 4.10 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The fair market value that was recorded as additional paid-in capital was $15,995,229. The weighted-average fair value per warrant is $0.039. During the year ended September 30, 2023, stock-based compensation cost of $15,995,229 (2022 - $nil) was charged against income from these vested warrants.

On April 23, 2023, 621,470,562 warrants issued on April 12, 2021 were re-priced from $0.021 to $0.005. For the incremental cost on these warrants modification, the following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2023: risk-free rate of 4.78%, expected life of 7.99 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these warrants was $130,000. The weighted-average fair value of these warrants issued during the year ended September 30, 2023 was $0.036.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2021	116,850,000	0.005
Granted	77,000,000	0.005
Cancelled / Expired	(11,850,000)	0.053
Balance September 30, 2022	182,000,000	0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	0.005

The following table summarizes the stock options outstanding at September 30, 2023:

Options Outstanding	Exercise Price	Remaining Contractual Life (Yrs)	Number of Options Currently Exercisable
65,000,000	0.005	2.57	65,000,000
69,500,000	0.005	3.67	69,500,000
75,000,000	0.005	4.67	68,500,000
209,500,000	$0.005	3.68	203,000,000

During the year ended September 30, 2023, the Company:

- on April 24, 2023, re-priced all its previously issued outstanding options to be exercisable at $0.005 per share; and

- on May 31, 2023, granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors.

During the year ended September 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the year ended September 30, 2023, stock-based compensation cost of $3,416,227 (2022 - $nil) was charged against income from options vested. Of the 68,500,000 options vested, 15,000,000 related to replacement options issued from options originally issued on September 21, 2021.

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.60%, expected life of 4.1 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these options was $105,571 (2022 - $nil). During the year ended September 30, 2023, stock-based compensation cost of $183,385 (2022 - $1,352,004) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2021, on April 23, 2021, the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options are exercisable for a period of five years from the date of grant and are all now fully vested. On April 24, 2023, the stock options issued on April 23, 2021 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.84%, expected life of 3 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these options was $235,456 (2022 - $nil). During the year ended September 30, 2023, stock-based compensation cost of $nil (2022 - $1,003,500) was charged against income from options vested under the Plan relating to the April 23, 2021 stock option grant.

During the year ended September 30, 2023, 15,000,000 stock options were replaced. For the incremental cost on the option replacement, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the replacement of these options was $10,561 (2022 - $nil).

Preferred Share

During the year ended September 30, 2023, 138,420 preferred shares issued pursuant to the Anti-Dilution Clause of the SPAwith a value of $138 which is recorded as stock-based compensation (2022 - 475,000 preferred shares for services with a value of $835 which is recorded as stock-based compensation).

During the year ended September 30, 2023, total stock-based compensation cost of $20,076,567 (2022 - $2,356,339) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at September 30, 2023, the aggregate intrinsic value of the Company’s stock options is $3,142,500 (2022 - $22,500), and the total intrinsic value of options exercised during the year ended September 30, 2023 was $487,500 (2022 - $nil).

NOTE 12. OTHER ITEMS

During the year ended September 30, 2023, other income included $185,000 (2022 - $nil) from gain on settlement and $59,420 (2022 - $nil) from gain on settlement of accrued payables. $185,000 was due to the Company entering into a settlement and release agreement with a party to resolve all aspects of a litigation regarding certain of VoIP-Pal’s patents, and $59,420 was primarily due to the Company entering into settlement agreements with vendors pursuant to which they relinquished debt owed by the Company.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 13. INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2023 and 2022, the Company had net operating loss carryforwards of approximately $66,435,000 and $64,731,000 respectively, to reduce Federal income tax liabilities through 2043.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2023	2022
Loss for the year	$(23,109,009)	$(3,692,416)
Expected income tax (recovery)	$(4,852,892)	$775,407
Change in statutory, foreign tax, foreign exchange rates and other	-	-
Permanent Difference	4,216,079	494,831
Change in unrecognized deductible temporary differences	636,813	280,576
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2023	Expiry Date Range	2022	Expiry Date Range
Intangible assets	$11,698,000	No expiry date	$11,560,000	No expiry date
Non-capital losses available for future period	$66,435,000	2033 to 2043	$64,731,000	2033 to 2042

Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 14. CONTINGENT LIABILITIES

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 14. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2023

NOTE 14. CONTINGENT LIABILITIES (CONT’D)

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

During the year ended September 30, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s judgment and remanded the case back to the lower court for further proceedings. The Defendants (Voip-Pal et al) filed a motion to the Supreme Court for reconsideration, however that motion was denied, and a trial date was set for November 28, 2023.

Subsequent to the year ended September 30, 2023,on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation. The case is now closed.

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

As at September 30, 2023 and 2022, no bonusable event has occurred and there was no Performance Bonus payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been completely efficient. The Company intends to address this deficiency in internal controls as soon as possible.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2023:

1)	Lack of segregation of duties. Now, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of an independent audit committee. Although the Board of Directors has an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient number of independent directors. Now, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

4)	Insufficient period-end balance sheet reconciliations and review of journal entries. Due to our size, we have insufficient accounting staff resources to review accounting entries on a timely basis. Management will periodically reevaluate this situation.

5)	No formal codes of conduct. Due to our management remote working in different locations, we can not ensure that our management involve in day-to-day operations and regular communications of ethical and appropriate behavior.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2023 that have materially affected or are reasonably likely to materially affect such controls.

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

Name	Age	Position	Year Appointed
Emil Malak (1)	70	Director, Chief Executive Officer, President	2014
Jin Kuang	52	Chief Financial Officer	2023
Kevin Williams	60	Director, Former Chief Financial Officer	2021
Dennis Chang	74	Independent Director	2021
Clifton Saylor	70	Independent Director	2022

Set forth below is a brief description of the background and recent business experience of each executive officer and director:

-	Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by the Company in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

-	Jin Kuang has over 15 years of extensive professional expertise in various financial domains gained across the USA and Canada. She has also spent over a decade in progressively responsible financial leadership roles within publicly traded companies. Over the years, Jin has served as CFO for multiple publicly listed companies, in addition to her years of auditing experience with KPMG LLP Chartered Accounts.

-	Kevin Williams is an experienced financial consultant with over 30 years of business expertise in the banking, brokerage, energy, and aerospace industries. He has an extensive history in funding start-ups, corporate accounting and compliance for both private and publicly traded companies.

-	Dennis Chang is a former Management Consultant with over twenty years of experience. He is the founder of a computer manufacturing company in the Silicon Valley area and built it to $100+ Million in sales in the 1980s, serving as its President and CEO. He was included in the “100 Most Influential People in the Microcomputer Industry” by MicroTimes Magazine in 1988.

-	Clifton Saylor is a successful entrepreneur and business owner and a long-time shareholder of VoIP-Pal.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Shares Awarded	Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Emil Malak(1)	2023	5,557	-	-	-	-	-	12,161	(1)	17,718
CEO, President, Director	2022	20,820	-	-	-	-	-	835	(1)	21,655

Jin Kuang(2)	2023	15,000	-	-	-	-	-	-		15,000
CFO	2022	-	-	-	-	-	-	-		-

Kevin Williams(3)	2023	18,000	-	-	-	-	-	-		18,000
Former CFO, Director	2022	18,000	-	-	-	-	-	-		18,000

Ryan L. Thomas(4)	2023	Nil	-	-	-	-	-	-		Nil
Director	2022	Nil	-	-	-	-	-	-		Nil

Dennis Chang(3)	2023	49,500	-	-	-	-	-	-		49,500
Director	2022	34,600	-	-	-	-	-	-		34,600

Clifton Saylor(5)	2023	Nil	-	-	-	-	-	-		Nil
Director	2022	Nil	-	-	-	-	-	-		Nil

(1) Emil Malak received 121,611 Series A Preferred shares with an aggregate value of $12,161 for services during the year ended September 30, 2023 and received 475,000 Series A Preferred shares with an aggregate value of $835 for services during the year ended September 30, 2022.

(2) Jin Kuang was appointed as CFO in July 2023.

(3) Kevin Williams and Dennis Chang were appointed as directors in March 2021. Kevin Williams resigned as a CFO in July 2023.

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

Name of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership		Percent of Class
Emil Malak	Nil	Nil		0.00%
Jin Kuang	Nil	Nil		0.00%
Kevin Williams	4,691,358	Nil		0.02%
Dennis Chang	4,691,358	Nil		0.02%
Clifton Saylor	2,345,679	87,333,334	(1)	2.97%

(1)	These shares are owned by Saylor Marketing, Inc. Profit Sharing Plan, of which Mr. Saylor is the trustee.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2023, the Company paid cash of $83,057 (2022 - $55,655), and issued preferred shares of $12,161 (2022 - $835) for key management compensation totaling $100,218 (2022 - $74,255), as shown in the above table included in item 11. During the year ended September 30, 2023. $10,866,260 (2022 - $446,835) stock-based compensation expenses were incurred from options and warrants granted to directors and officers. At September 30, 2023, included in accounts payable and accrued liabilities is $5,000 (September 30, 2022 - $8,100) owed to current officers and directors.

At September 30, 2023, included in prepaid expense is $6,000 (September 30, 2022 - $Nil) of prepaid compensation to a director.

During the year ended September 30, 2023, a director of the Company forgave $2,100 (2022 - $Nil) of accrued director fees.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2023 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2023 were as follows:

2022 to 2023
Audit Fees		$48,586 CAD
Audit-Related Fees		$25,305 CAD
Tax Fees	$	Nil
All Other Fees	$	Nil

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

(a) Financial Statements. Our financial statements begin on page 16 of this report.

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

VoIP-Pal.Com Inc.

Date: December 22, 2023	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: December 22, 2023	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

