Form 10-K/A
period 2023-09-30
Voip-pal.com Inc
filed 2024-02-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment. No 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the Securities and Exchange Commission on December 22 , 2023 (the “Original 10-K”), is being filed to amend information in Item 9A - Controls and Procedures along with Exhibit 31.1, Exhibit 31.2, and Exhibit 32.1.

Except as described above, no other amendments are being made to the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

2

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report for the year ended September 30, 2023, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)  of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective to give reasonable assurance primarily due to the outstanding material weakness described below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s ICFR includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with US GAAP, as issued by the International Accounting Standards Board, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of their inherent limitations, ICFR can provide only reasonable assurance and may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, have concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting was not effective due to the material weaknesses identified below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2023:

1)	Lack of segregation of duties. Now, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management will periodically reevaluate this situation.

2)	Lack of a wholly independent audit committee. Although the Board of Directors has an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

3)	Insufficient period-end balance sheet reconciliations and review of journal entries. Due to our size, we have insufficient accounting staff resources to review accounting entries on a timely basis. Management will periodically reevaluate this situation.

4)	No formal codes of conduct.

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

Our management determined that if these deficiencies persist, they could constitute material weaknesses. Due to a lack of financial resources, we are not able to immediately take any action to remediate these potential material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not entirely effective and that there were potential material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect such controls.

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

VoIP-Pal.Com Inc.

Date: February 13, 2024	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: February 13, 2024	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

