Form 10-Q
period 2023-12-31
Voip-pal.com Inc
filed 2024-02-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2023

or

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

As of February 14, 2024, the Registrant had 3,062,698,692 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – prepared by management)

As at December 31, 2023

(Expressed in U.S. Dollars)

	December 31, 2023	September 30, 2023

ASSETS

CURRENT

Cash	$1,912,491	$2,217,589
Prepaid expense	-	6,000
Retainer (Note 5)	27,262	36,183
	1,939,753	2,259,772
NON-CURRENT

Fixed assets (Note 6)	1,567	2,132
Intellectual VoIP communications patent properties, net (Note 7)	192,000	226,550

TOTAL ASSETS	$2,133,320	$2,488,454

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$47,636	$61,762

TOTAL LIABILITIES	47,636	61,762

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 10)	2,529,641	2,491,993
PREFERRED SHARE CAPITAL (Note 10)	7,350	7,350
ADDITIONAL PAID-IN CAPITAL (Note 10)	93,303,150	93,112,937
SHARES TO BE ISSUED (Note 10)	-	-
DEFICIT	(93,754,457)	(93,185,588)
	2,085,684	2,426,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,133,320	$2,488,454

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three months ended December 31, 2023	Three months ended December 31, 2022

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,115
Officers and directors’ fees (Note 8)	98,861	12,500
Legal fees	255,073	379,084
Office & general	64,079	97,025
Patent consulting fees	4,500	414
Professional fees & services	111,241	93,545
Gain on settlement of debt (Note 8)	-	(2,100)

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(568,869)	$(615,583)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,028,797,798	1,995,306,654

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2023	Three months Ended December 31, 2022

Cash Flows from Operating Activities
Loss	$(568,869)	$(615,583)
Add items not affecting cash:
Amortization	35,115	35,115
Gain on settlement of debt	-	(2,100)
Shares issued for services	25,000	-
Stock-based compensation (Note 11)	77,861	76,231

Changes in non-cash working capital:
Retainer	8,921	(22)
Accounts payable and accrued liabilities	(14,126)	131,373
Prepaid expense	6,000	-
Cash Flows Used in Operating Activities	(430,098)	(374,986)

Cash Flows from Financing Activities
Proceeds from private placement	125,000	89,000
Cash Flows Provided by Financing Activities	125,000	89,000

Decrease in cash	(305,098)	(285,986)

Cash, beginning of the period	2,217,589	305,485

Cash, end of the period	$1,912,491	$19,499

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

	Common Shares .		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$-70,076,579	$517,193
Shares issued for private placement	17,800,000	17,800	-	-	-	71,200	-	89,000
Stock-based compensation	-	-	-	-	-	76,231	-	76,231
Loss for the period	-	-	-	-	-	-	-615,583	-615,583
Balance at December 31, 2022	2,004,797,863	$1,481,265	475,000	$4,750	$61,320	$69,211,668	$-70,692,162	$66,841
Shares issued for private placement	965,920,000	965,920	-	-	-	3,863,680	-	4,829,600
Shares issued for services	14,500,000	14,500	121,611	1,216	-	68,945	-	84,661
Stock-based compensation	-	-	138,420	1,384	-	19,998,952	-	20,000,336
Shares issued on cashless exercise of stock options	30,307,428	30,308	-	-	-	-30,308	-	-
Gain on settlement, issuance cancelled	-	-	-	-	61,320	-	-	-61,320
Loss for the period	-	-	-	-	-	-	-22,493,426	-22,493,426
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$-93,185,588	$2,426,692
Shares issued for private placement	25,000,000	25,000	-	-	-	100,000	-	125,000
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued on cashless exercise of stock options	7,648,649	7,648	-	-	-	-7,648	-	-
Stock-based compensation	-	-	-	-	-	77,861	-	77,861
Loss for the period	-	-	-	-	-	-	-568,869	-568,869
Balance at December 31, 2023	3,053,173,940	$2,529,641	735,031	$7,350	$-	$93,303,150	$-93,754,457	$2,085,684

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at December 31, 2023, had an accumulated deficit of $93,754,457 (September 30, 2023 - $93,185,588). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

The outbreak of COVID-19 and political upheavals in various countries have caused significant volatility in commodity prices. While these effects are expected to be temporary, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time.

NOTE 2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Certain comparative figures have been reclassified to conform to the current period’s presentation.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2023, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,912,491 in cash on December 31, 2023 (September 30, 2023 - $2,217,589).

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation, and are depreciated using the straight-line method over their useful lives; Furniture and computers – 5 years.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments (cont’d)

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

The Company classifies its financial instruments as follows: Cash is classified as held to maturity financial asset and is measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

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

For the period ended December 31, 2023 and the year ended September 30, 2023, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Stock-based compensation (cont’d)

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of December 31, 2023, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $1,662,491.

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

During the year ended September 30, 2023, on April 23, 2023, the SPA was further amended to: a) retroactively reinstate the Anti-Dilution Clause that had been nullified by the amendments made to the STA in April 2021 so that the Company is now required to issue warrants to purchase common shares of the Company in an equivalent amount to and instead of the required shares being issued pursuant to the original Anti-Dilution Clause; and b) require the Company to issue preferred shares with super-voting rights in a sufficient amount in order for the Seller to maintain his 40% voting rights in the Company while his warrants issued pursuant to the original and reinstated Anti-Dilution Clause remain unexercised (“2023 Amendments”). Each of the warrant issuance and the preferred share issuance required under the 2023 Amendments are to occur at the close of each quarterly reporting period. As a result of the 2023 Amendments, the Seller was issued 831,466,899 share purchase warrants and 138,420 series A preferred shares on June 30, 2023. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account (Notes 10).

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $27,262 as of December 31, 2023, and $36,183 as of September 30, 2023. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of December 31, 2023 and September 30, 2023 is as follows:

	December 31, 2023	September 30, 2023
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(10,350)	(9,785)
Net book value	$1,567	$2,132

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (see Note 4). These assets have been recorded in the interim consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis. A summary of intangible assets as of December 31, 2023 and September 30, 2023 is as follows:

	December 31, 2023	September 30, 2023
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Accumulated amortization	(1,360,416)	(1,325,866)
Net book value	$192,000	$226,550

There were no disposals of any intangible assets in the periods presented.

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended December 31, 2023 and 2022 includes:

	December 31, 2023	December 31, 2022
Management fees paid to the CFO	15,000	4,500
Fees paid or accrued to Directors	6,000	8,000
Stock-based compensation (Note 11)	77,861	-
	$98,861	$12,500

During the period ended December 31, 2023, a director of the Company forgave $nil (2022 - $2,100) of accrued directors’ fees.

At December 31, 2023, included in accounts payable and accrued liabilities is $nil (September 30, 2023 - $5,000) owed to current officers and directors.

At December 31, 2023, included in prepaid expense is $nil (September 30, 2023 - $6,000) of prepaid compensation to a director.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2023, the Company paid $Nil (September 30, 2023 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the three-month periods ended December 31, 2023 and 2022.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at December 31, 2023:

_	5,000,000,000 (September 30, 2023 – 5,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,053,173,940 (September 30, 2023 – 3,015,525,291) shares are issued.

_	1,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 735,031 (September 30, 2023 – 735,031) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the three-month period ended December 31, 2023

During the three-month period ended December 31, 2023, the Company issued:

_	25,000,000 common shares priced at $0.005 per share for cash proceeds of $125,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	10,000,000 common shares priced at $0.005 per share issuance, offset by 2,351,351 shares returned to treasury pursuant to a cashless option exercise with a net value of $7,648.

Issues during the year ended September 30, 2023

During the year ended September 30, 2023, the Company:

_	983,720,000 common shares priced at $0.005 per share for cash proceeds of $4,918,600 from a private placement;

_	831,466,899 warrants to purchase 831,466,899 common shares exercisable at a price of $0.001 to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA (Note 4);

_	121,611 series A preferred shares for services with a value of $12,161 (Note 8);

_	138,420 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $138;

_	14,500,000 common shares for services with a value of $72,500; and

_	32,500,000 common shares priced at $0.005 per share issuance, offset by 2,192,572 shares returned to treasury pursuant to a cashless option exercise with a net value of $30,308.

Subsequent Issues

Subsequent to the period ended December 31, 2023, as of January 11, 2024, the Company issued 2,000,000 common shares priced at $0.005 per share for cash proceeds of $10,000 from a private placement of common shares. Also, as of January 2, 2024, 10,000,000 common shares priced at $0.005 per share issuance were offset by 2,475,248 shares returned to treasury pursuant to a cashless warrant exercise with a value of $37,624.

Subsequent to the period ended December 31, 2023, as of February 1, 2024, the Company issued 52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

Subsequent to the period ended December 31, 2023, as of February 2, 2024, the Company issued 137,091,089 common share purchase warrants to purchase 137,091,089 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of December 31, 2023, there were 1,862,937,461 (September 30, 2023 - 1,862,937,461) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2021	621,470,562	$0.001
Issued May 30, 2022	410,000,000	0.005
Balance September 30, 2022	1,031,470,562	0.0023
Issued June 30, 2023	831,466,899	0.001
Balance September 30, 2023 and December 31, 2023	1,862,937,461	$0.0019

The following table summarizes the share purchase warrants outstanding at December 31, 2023:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
621,470,562	$0.001	7.29	621,470,562
410,000,000	0.005	3.42	410,000,000
831,466,899	0.001	9.51	831,466,899
1,862,937,461	$0.002	7.43	1,862,937,461

During the three-month period ended December 31, 2023, there were no issues, cancellations, expirations, vesting, or exercises of share purchase warrants in the capital stock of the Company.

During the year ended September 30, 2023, the Company:

_	on April 23, 2023, re-priced 621,470,562 warrants issued on April 12, 2021 from $0.021 to $0.001;

_	on April 24, 2023, changed the vesting provisions and exercise price of 410,000,000 warrants granted on May 30, 2022, to fully vest and re-price all such warrants from $0.025 to $0.005; and

_	on June 30, 2023, issued 831,466,899 warrants to purchase common shares at a price of $0.001 per share to the seller of Digifonica pursuant to the reinstated Anti-Dilution Clause of the amended STA (Note 4).

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

On April 23, 2023, 621,470,562 warrants issued on April 12, 2021 were re-priced from $0.021 to $0.005. For the incremental cost on these warrants modification, the following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2023: risk-free rate of 4.78%, expected life of 7.99 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value of these warrants issued was $0.036.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options (cont’d)

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2022	182,000,000	0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	0.005
Exercised	(10,000,000)	0.005
Balance December 31, 2023	199,500,000	0.005

The following table summarizes the stock options outstanding at December 31, 2023:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
60,000,000	0.005	2.32	60,000,000
64,500,000	0.005	3.42	64,500,000
75,000,000	0.005	4.42	68,500,000
199,500,000	$0.005	3.47	193,000,000

During the three-month period ended December 31, 2023, there were no issues of options in the capital stock of the Company, and 10,000,000 options were exercised (Note 10).

During the year ended September 30, 2023, the Company:

- on April 24, 2023, re-priced all its previously issued outstanding options to be exercisable at $0.005 per share; and

- on May 31, 2023, granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors.

During the year ended September 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. Of the 68,500,000 options vested, 15,000,000 related to replacement options issued from options originally issued on September 21, 2021. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the three months ended December 31, 2023, stock-based compensation cost of $77,861 (2023 - $nil) was charged against income from options vested.

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.60%, expected life of 4.1 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the three-month period ended December 31, 2023, stock-based compensation cost of $nil (2023 - $76,231) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

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

December 31, 2023

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

Preferred Share

During the three-month period ended December 31, 2023, there were no preferred shares issued pursuant to the Anti-Dilution Clause of the SPA.

During the year ended September 30, 2023, 138,420 preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA.

During the three months ended December 31, 2023, total stock-based compensation cost of $77,861 (2023 - $76,231) was charged against income from all options issued and vested.

As at December 31, 2023, the aggregate intrinsic value of the Company’s stock options is $3,032,400 (September 30 - $3,142,500), and the total intrinsic value of options exercised during the three months ended December 31, 2023 was $152,000 (2022 - $487,500).

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2023

NOTE 12.	CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (cont’d)

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

During the three months ended December 31, 2023,on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation. The case is now closed.

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

As at December 31, 2023 and September 30, 2023, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the three months ended December 31, 2023 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2023 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2023 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Digifonica patents formed the basis for the Company’s current intellectual property, now a worldwide portfolio of twenty-seven issued and pending patents primarily designed for the broadband VoIP market.

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

Comparison of the Three Months Ending December 31, 2023 and 2022

	Three months ending December 31		Increase/
	2023	2022	(Decrease)	Percent
General and administrative expenses	533,754	582,568	(48,814)	-10%
Amortization & depreciation	35,115	35,115	-	0%
Gain on settlement of debt	-	(2,100)	2,100	-100%
Net loss	$(568,869)	$(615,583)	$(46,714)	-8%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2023 and 2022.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2023 totaled $533,754 compared to $582,568 during the same period in 2022. The decrease in general and administrative expenses of $48,814 or -10% less than the previous period was primarily due to a decrease in legal fees and services.

STOCK BASED COMPENSATION

Stock-based compensation for the three months ending December 31, 2023 totaled $77,861 compared to $76,231 during the same period in 2022. There was no material difference between stock-based compensation for the three months ending December 31, 2023 as compared to the same period in 2022.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending December 31, 2023 totaled $35,115 compared to $35,115 during the same period in 2022. There was no change in the amount of amortization or depreciation expense during the three months ending December 31, 2023 and 2022.

The Company follows GAAP (ASC 350) and is amortizing its intangibles over the remaining patent life of twelve (12) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

OTHER ITEMS

Other items for the three months ending December 31, 2023, totaled $Nil, compared to $Nil during the same periods in 2022.

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2023 and 2022.

NET LOSS

The Company reported a net loss of $568,869 for the three months ending December 31, 2023 compared to a net loss of $615,583 for the same period in 2022. The decrease in net loss of $46,714, or -8% less than the same period in 2022, was primarily due to a decrease in legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company had an accumulated deficit of $93,754,457 as compared to an accumulated deficit of $93,185,588 at September 30, 2023. As of December 31, 2023, the Company had a working capital deficit of $1,892,117 as compared to a working capital deficit of $2,198,010 at September 30, 2023. The decrease in the Company’s working capital of $305,893 is due to ongoing operating expenses offset by equity raised during the period.

Net cash used by operations for the three months ending December 31, 2023 and 2022 was $430,098 and $374,986 respectively. The increase in net cash used for operations for the three months ending December 31, 2023 as compared to the three months ending December 31, 2022 was primarily due to an increase in payment of accounts payable and accrued liabilities.

Net cash used in investing activities for the three months ending December 31, 2023 and 2022 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the three months ending December 31, 2023 and 2022 was $125,000 and $89,000, respectively. The increase in net cash provided by financing activities of $36,000 was due to higher amounts of equity raised and more cash proceeds from private placements during the three months ending December 31, 2023.

Liquidity

The Company primarily finances its operations from cash received through the private placements of its common stock and the exercise of warrants from investors. While there can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company, the Company believes its resources are adequate to fund its operations for the next 12 months.

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

As at December 31, 2023, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of COVID-19 and political upheavals

The outbreak of COVID-19 and political upheavals in various countries have caused significant volatility in commodity prices. While these effects are expected to be temporary, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the period ended December 31, 2023, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed interim consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s ICFR includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the condensed interim consolidated financial statements in accordance with US GAAP, as issued by the International Accounting Standards Board, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of their inherent limitations, ICFR can provide only reasonable assurance and may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Change in ICFR

In connection with the audit of our financials for the year ended September 30, 2023, the Company’s auditors noted material weaknesses and made certain recommendations to management regarding material weaknesses related to 1. lack of segregation of duties, 2. lack of an independent audit committee; 3. insufficient number of independent directors; 4. insufficient period-end balance sheet reconciliations and review of journal entries; 5. no formal codes of conduct (the “2023 Material Weaknesses”).

In connection with the 2023 Material Weaknesses, the Company allocated resources to its remediation plan and implemented additional controls during the first quarter of 2024 which included the following:

1)	Hired a new CFO who is not a board member to enable us to have adequate segregation of duties within our internal control system.
2)	Established an audit committee comprised solely of independent directors.
3)	Established our board of directors which consists of a majority of independent directors.
4)	Sufficient period-end balance sheet reconciliations and review of journal entries. With the engagement of a third-party accountant to perform the bookkeeping for the Company, the newly hired CFO and a financial advisor can perform period-end balance sheet reconciliations and review of journal entries on a timely basis.

As of December 31, 2023, management believes the 2023 Material Weaknesses relating to its lack of segregation of duties, lack of an independent audit committee, insufficient number of independent directors, and insufficient period-end balance sheet reconciliations and review of journal entries have been fully remediated. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2023:

-	No formal codes of conduct

Despite the absence of a formal code of conduct, since the appointment of a new CFO, management regularly communicates ethical and appropriate behavior, and has determined that internal control over financial reporting, under the COSO criteria, as a whole, is effective. In addition, no significant deficiencies relating to the design of internal control over financial reporting were identified by management.

Remediation

In response to the material weakness described above, the Company will be implementing a remediation plan to address the material weakness which will include measures to enhance its documentation of a formal code of conduct.

The Company will continue to monitor and evaluate the effectiveness of the Company’s internal control over financial reporting on an ongoing basis and if the remediation plan is not sufficient to eliminate the material weakness, the Company will consider what additional actions would be required.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

During the year ended September 30, 2023, following a hearing of the appeal, the Nevada Supreme Court ruled to reverse the lower court’s decision and remanded the case back to the lower court for further proceedings. The Defendants (Voip-Pal et al) filed a motion to the Supreme Court for reconsideration, however that motion was denied, and a trial date was set for November 28, 2023.

During the three months ended December 31, 2023, on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation. The case is now closed.

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

During the quarterly period ended December 31, 2023, the Company issued:

–	25,000,000 common shares priced at $0.005 per share for cash proceeds of $125,000 from a private placement of common shares.

–	5,000,000 common shares for services with a value of $25,000.

–	10,000,000 common shares priced at $0.005 per share issuance, offset by 2,351,351 shares returned to treasury pursuant to a cashless option exercise with a net value of $7,648.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 14, 2024	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 14, 2024	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

