Form 10-Q
period 2024-03-31
Voip-pal.com Inc
filed 2024-05-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 15, 2024, the Registrant had 3,257,484,267 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at March 31, 2024

(Expressed in U.S. Dollars)

	March 31, 2024	September 30, 2023

ASSETS

CURRENT

Cash	$2,244,991	$2,217,589
Prepaid expense	3,000	6,000
Retainer (Note 5)	17,262	36,183
	2,265,253	2,259,772
NON-CURRENT

Fixed assets (Note 6)	1,002	2,132
Intellectual VoIP communications patent properties, net (Note 7)	-	226,550

TOTAL ASSETS	$2,266,255	$2,488,454

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$209,843	$61,762
Loan payable (Note 8)	125,000	-

TOTAL LIABILITIES	334,843	61,762

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 11)	2,645,911	2,491,993
PREFERRED SHARE CAPITAL (Note 11)	7,879	7,350
ADDITIONAL PAID-IN CAPITAL (Note 11)	95,698,183	93,112,937
DEFICIT	(96,420,561)	(93,185,588)
	1,931,412	2,426,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,266,255	$2,488,454

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

EXPENSES

Amortization (Note 6 & 7)	$35,115	$35,114	$70,230	$70,229
Officers and Directors fees (Note 9 &12)	1,293,735	159,305	1,392,596	171,805
Legal fees	424,881	505,331	679,954	884,415
Office & general	76,716	6,394	140,795	103,419
Patent consulting fees	4,500	-	9,000	414
Professional fees & services (Note 12)	923,707	127,512	1,034,948	221,057
Recovery of expenses previously paid (Note 9)	(250,000)	(57,320)	(250,000)	(59,420)
Total expenses	2,508,654	776,336	3,077,523	1,391,919
LOSS BEFORE OTHER EXPENSE	(2,508,654)	(776,336)	(3,077,523)	(1,391,919)

OTHER EXPENSE
Impairment on intangible assets (Note 7)	157,450	-	157,450	-

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	(2,666,104)	(776,336)	(3,234,973)	(1,391,919)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	2,928,923,940	2,221,082,694	3,056,080,979	2,244,627,423

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Cash Flows used in Operating Activities
Loss for the period	$(3,234,973)	$(1,391,919)
Add items not affecting cash:
Stock-based compensation	2,082,193	150,805
Shares issued for services	25,000	22,161
Amortization	70,230	70,229
Impairment on intangible assets	157,450
Gain on settlement	-	(59,420)

Changes in non-cash working capital:
Retainer	18,921	(5,025)
Accounts payable and accrued liabilities	148,081	117,603
Prepaid expense	3,000	(15,200)
Cash Flows Used in Operations	(730,098)	(1,110,766)

Cash Flows from Financing Activities
Proceeds from private placement	882,500	1,971,850
Loan repayments	(125,000)	-
Cash Flows Provided by Financing Activities	757,500	1,971,850

Increase in cash	27,402	861,084

Cash, beginning of the period	2,217,589	305,485

Cash, end of the period	$2,244,991	$1,166,569

Supplemental cash flow information (Note 10)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Six Months Ended March 31, 2023

	Common shares		Preferred shares		Shares to be issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	392,370,000	392,370	-	-	10,000	1,569,480	-	1,971,850
Shares issued for services	2,000,000	2,000	121,611	1,216	-	18,945	-	22,161
Share-based compensation	-	-	-	-	-	150,805	-	150,805
Gain on settlement, issuance cancelled	-	-	-	-	(61,320)		-	(61,320)
Loss for the period	-		-	-	-	-	(1,391,919)	(1,391,919)
Balance at March 31, 2023	2,381,367,863	$1,857,835	596,611	$5,966	$10,000	$70,803,467	$(71,468,498)	$1,208,770

Three Months Ended March 31, 2023

	Common shares		Preferred shares		Shares to be issued	Additional Paid-in
	Number		Number	Par Value	Value	Capital	Deficit	Total
Balance at Janauy 1, 2023	2,004,797,863	$1,481,265	475,000	$4,750	$61,320	$69,211,668	$(70,692,162)	$66,841
Shares issued for private placement	374,570,000	374,570	-	-	10,000	1,498,280		1,882,850
Shares issued for services	2,000,000	2,000	121,611	1,216	-	18,945		22,161
Share-based compensation	-	-	-	-	-	74,574		74,574
Gain on settlement, issuance cancelled	-	-	-	-	(61,320)			(61,320)
Loss for the period	-		-				(776,336)	(776,336)
Balance at March 31, 2023	2,381,367,863	$1,857,835	596,611	$5,966	$10,000	$70,803,467	$(71,468,498)	$1,208,770

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Six Months Ended March 31, 2024

	Common shares		Preferred shares		Additional Paid-in
	Number		Number	Par Value	Capital	Deficit	Total
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$93,112,937	$(93,185,588)	$2,426,692
Shares issued for private placement	176,500,000	176,500	-	-	706,000	-	882,500
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	(200,000)	-	(250,000)
Shares issued for services	5,000,000	5,000	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	52,885	529	(476)	-	53
Shares issued on cashless exercise of stock options	22,417,556	22,418	-	-	(22,418)	-	-
Stock-based compensation	-	-	-	-	2,082,140	-	2,082,140
Loss for the period	-	-	-	-	-	(3,234,973)	(3,234,973)
Balance at March 31, 2024	3,169,442,847	$2,645,911	787,916	$7,879	$95,698,183	$(96,420,561)	$1,931,412

Three Months Ended March 31, 2024

	Common shares		Preferred shares		Additional Paid-in
	Number		Number	Par Value	Capital	Deficit	Total
Balance at January 1, 2024	3,053,173,940	$2,529,641	735,031	$7,350	$93,303,150	$(93,754,457)	$2,085,684
Shares issued for private placement	151,500,000	151,500	-	-	606,000	-	757,500
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	(200,000)	-	(250,000)
Shares issued for services	-	-	-	-	-	-	-
Shares issued – preferred shares	-	-	52,885	529	(476)	-	53
Shares issued on cashless exercise of stock options	14,768,907	14,770	-	-	(14,770)	-	-
Stock-based compensation	-	-	-	-	2,004,279	-	2,004,279
Loss for the period	-	-	-	-	-	(2,666,104)	(2,666,104)
Balance at March 31, 2024	3,169,442,847	$2,645,911	787,916	$7,879	95,698,183	$(96,420,561)	$1,931,412

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at March 31, 2024, had an accumulated deficit of $96,420,561 (September 30, 2023 - $93,185,588). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

There are many external factors that can adversely affect general workforces, economies and financial markets globally. Examples include, but are not limited to, the COVID-19 global pandemic from March 2020, and political conflict in other regions. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and its effect on the Company’s business or ability to raise funds. So far, the Company has had minimal or no impact due to these issues.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2024, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $2,244,991 in cash on March 31, 2024 (September 30, 2023 - $2,217,589).

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

March 31, 2024

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

The Company classifies its financial instruments as follows: Cash is classified as held to maturity financial asset and is measured at amortized cost. Accounts payable and accrued liabilities, and loan payable are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

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

For the period ended March 31, 2024 and the year ended September 30, 2023, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Preferred Shares

The preferred shares carry super-voting rights with each share issued having the equivalent of 1,550 votes. Preferred shares issued by the Company are not convertible into or exchangeable for common shares and they are not exchangeable for equity nor redeemable for cash. The preferred shares do not pay dividends. The preferred shares cannot be sold, exchanged or transferred to another party.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Stock-based compensation (cont’d)

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations. Stock option expense is recognized over the option’s vesting period.

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of March 31, 2024, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $1,994,991.

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause were recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 9 and 11).

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

Pursuant to the 2023 Amendments, during the six months ended March 31, 2024, the Seller was issued 137,091,089 share purchase warrants and 52,885 series A preferred shares on January 12, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account (Note 11).

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $17,262 as of March 31, 2024, and $36,183 as of September 30, 2023. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of March 31, 2024 and September 30, 2023 is as follows:

	March 31, 2024	September 30, 2023
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(10,915)	(9,785)
Net book value	$1,002	$2,132

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (Note 4). These assets have been recorded in the interim consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis.

As at March 31, 2024, the Company concluded that the carrying value of the intangible assets were fully impaired based on its estimate of the costs incurred has exceeded the carrying value of the intangible asset.

A summary of intangible assets as of March 31, 2024 and September 30, 2023 is as follows:

	March 31, 2024	September 30, 2023
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Impairment	(157,450)	-
Accumulated amortization	(1,394,966)	(1,325,866)
Net book value	$-	$226,550

NOTE 8. LOAN PAYABLE

The Company issued 50,000,000 restricted shares of the Company’s common stock to a related party during the year 2022 and 2023 at a price of $0.005. In connection with certain allegations arising under the Securities Exchange Act of 1934, as amended the related party surrendered the Shares to the Corporation for cancellation in consideration for issuance of an unsecured promissory note of the Company in the principal amount of $250,000.

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. As of March 31, 2024, loan payable had a balance of $125,000 (2023 - $nil) (Note 9).

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 9. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended March 31, 2024 and 2023 includes:

	March 31, 2024	March 31, 2023
Management fees paid to the officers	30,000	21,161
Fees paid or accrued to directors	29,000	12,000
Stock-based compensation (Note 11)	1,342,596	-
	$1,401,596	$33,161

During the period ended March 31, 2024, a director of the Company forgave $nil (2023 - $2,100) of accrued directors’ fees.

During the period ended March 31, 2024, on January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. As of March 31, 2024, loan payable had a balance of $125,000 (2023 - $nil) (Note 8).

At March 31, 2024, included in accounts payable and accrued liabilities is $nil (September 30, 2023 - $5,000) owed to current officers and directors.

At March 31, 2024, included in prepaid expense is $3,000 (September 30, 2023 - $6,000) of prepaid compensation to a director.

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended March 31, 2024, the Company paid $Nil (September 30, 2023 - $Nil) in interest or income taxes.

During the six-month period ended March 31, 2024, there were $22,418 of common shares issued on cashless exercise of stock options and $250,000 promissory notes entered on the cancellation of shares (Note 8).

There were no non-cash investing or financing transactions during the six-month periods ended March 31, 2023.

NOTE 11. SHARE CAPITAL

Capital Stock Authorized and Issued as at March 31, 2024:

−	8,000,000,000 (September 30, 2023 – 5,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,169,442,847 (September 30, 2023 – 3,015,525,291) shares are issued.

−	1,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 787,916 (September 30, 2023 – 735,031) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the six-month period ended March 31, 2024

During the six-month period ended March 31, 2024, the Company issued:

−	176,500,000 common shares priced at $0.005 per share for cash proceeds of $882,500 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	30,000,000 common shares priced at $0.005 per share issuance, offset by 7,582,444 shares returned to treasury pursuant to a cashless option exercise with a net value of $22,418.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 11. SHARE CAPITAL (CONT’D)

Issues during the year ended September 30, 2023

During the year ended September 30, 2023, the Company:

−	983,720,000 common shares priced at $0.005 per share for cash proceeds of $4,918,600 from a private placement;

−	831,466,899 warrants to purchase 831,466,899 common shares exercisable at a price of $0.001 to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA (Note 4);

−	121,611 series A preferred shares for services with a value of $12,161 (Note 9);

−	138,420 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $138;

−	14,500,000 common shares for services with a value of $72,500; and

−	32,500,000 common shares priced at $0.005 per share issuance, offset by 2,192,572 shares returned to treasury pursuant to a cashless option exercise with a net value of $30,308.

Subsequent Issues

Subsequent to the period ended March 31, 2024, as of May 13, 2024, the Company issued 81,000,000 common shares priced at $0.005 per share for cash proceeds of $405,000 from a private placement of common shares. Also, as of May 7, 2024, 7,041,420 common shares priced at $0.005 per share issuance were offset by 2,958,580 shares returned to treasury pursuant to a cashless warrant exercise with a value of $35,207.

NOTE 12. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of March 31, 2024, there are 1,990,028,550 (September 30, 2023 - 1,862,937,461) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2022	1,031,470,562	$0.0023
Issued June 30, 2023	831,466,899	0.001
Balance September 30, 2023	1,862,937,461	$0.0019
Issued January 12, 2024	137,091,089	0.001
Exercised	(10,000,000)	0.005
Balance March 31, 2024	1,990,028,550	$0.0018

The following table summarizes the share purchase warrants outstanding at March 31, 2024:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
621,470,562	$0.001	7.04	621,470,562
400,000,000	0.005	3.17	400,000,000
831,466,899	0.001	9.26	831,466,899
137,091,089	0.001	9.79	137,091,089
1,990,028,550	$0.002	7.37	1,990,028,550

During the six-month period ended March 31, 2024, as of January 12, 2024, the Company issued 137,091,089 common share purchase warrants to purchase 137,091,089 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

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

During the six-month ended March 31, 2024, on January 12, 2024, the Company issued 137,091,089 warrants recorded as a share issuance cost to purchase common shares at a price of $0.001 per share for a period of ten years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.21%, expected life of 10 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.018. During the six months ended March 31, 2024, share issuance cost of $2,431,780 (2023 - $nil) was recorded within the additional paid-in capital account.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2022	182,000,000	$0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(20,000,000)	0.005
Balance March 31, 2024	304,500,000	$0.005

The following table summarizes the stock options outstanding at March 31, 2024:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
50,000,000	$0.005	2.07	50,000,000
64,500,000	0.005	3.17	64,500,000
75,000,000	0.005	4.17	68,500,000
115,000,000	0.005	4.79	112,500,000
304,500,000	$0.005	3.84	295,500,000

During the six-month period ended March 31, 2024, 115,000,000 options in the capital stock of the Company were issued, and 20,000,000 options were exercised (Note 11).

During the six-month period ended March 31, 2024, on January 12, 2024, the Company granted 115,000,000 options to purchase 115,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 112,500,000 options vesting on the date of the option grant, 2,500,000 options vesting on July 12, 2024. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 4.21%, expected life of 5 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the six months ended March 31, 2024, stock-based compensation cost of $1,927,265 (2023 - $nil) was charged against income from options vested, of which $1,187,668 was included as “Officers and directors fees” and $739,597 was included as “Professional fees and services” in the interim condensed consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2023, the Company:

- on April 24, 2023, re-priced all its previously issued outstanding options to be exercisable at $0.005 per share; and

- on May 31, 2023, granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors.

During the year ended September 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. Of the 68,500,000 options vested, 15,000,000 related to replacement options issued from options originally issued on September 21, 2021. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the six-month period ended March 31, 2024, stock-based compensation cost of $154,875 (2023 - $nil) was charged against income from options vested (included as “Office and general” expense in the interim condensed consolidated statements of loss and comprehensive loss)

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.60%, expected life of 4.1 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the six-month period ended March 31, 2024, stock-based compensation cost of $nil (2023 - $76,231) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

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

Preferred Share

During the six-month period ended March 31, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the six months ended March 31, 2024, share issued cost of $476 (2023 - $nil) was charged against income from preferred shares issued.

During the six-month period ended March 31, 2024, total stock-based compensation cost of $2,082,140 (2023 - $150,805) was charged against income from options vested.

As at March 31, 2024, the aggregate intrinsic value of the Company’s stock options is $3,136,350 (September 30, 2023 - $3,142,500), and the total intrinsic value of options exercised during the six months ended March 31, 2024 is $206,000 (March 31, 2023 - $nil).

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iv.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case was dismissed on May 13, 2024.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2024

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

During the six months ended March 31, 2024,on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation. The case is now closed.

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

As at March 31, 2024 and September 30, 2023, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the six months ended March 31, 2024 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2023 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending March 31, 2024 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending March 31, 2024 and 2023

	Three months ending March 31		Increase/
	2024	2023	(Decrease)	Percent
General and administrative expenses	$(2,723,539)	$(798,542)	$1,924,997	241%
Amortization & depreciation	(35,115)	(35,114)	1	0%
Gain on debt settlement	250,000	57,320	(192,680)	336%
Impairment on intangible assets	(157,450)	-	157,450	100%
Net loss	$(2,666,104)	$(776,336)	$1,889,768	243%

Comparison of the Six Months Ending March 31, 2024 and 2023

	Six months ending March 31		Increase/
	2024	2023	(Decrease)	Percent
General and administrative expenses	$(3,257,293)	$(1,381,110)	$1,876,183	136%
Amortization & depreciation	(70,230)	(70,229)	1	0%
Gain on debt settlement	250,000	59,420	(190,580)	336%
Impairment on intangible assets	(157,450)	-	157,450	100%
Net loss	$(3,234,973)	$(1,391,919)	$1,843,054	132%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three- or six-months ending March 31, 2024 and 2023.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2024 totaled $2,723,539 compared to $798,542 during the same period in 2023. The increase in general and administrative expenses of $1,924,997 or 241% more than in the previous period was primarily due to a $2,004,332 increase in stock-based compensation, offset by a $4,761 decrease in legal fees and other administration expenses.

General and administrative expenses for the six months ending March 31, 2024 totaled $3,257,593 compared to $1,381,110 during the same period in 2023. The increase in general and administrative expenses of $1,876,183 or 136% more than the previous year, was primarily due to a $2,082,193 increase in stock-based compensation offset by a decrease of $55,205 in legal and professional fees and other administration expenses.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending March 31, 2024 totaled $35,115 compared to $35,114 during the same period in 2023. There was minimum change in the amount of amortization or depreciation expense during the three months ending March 31, 2024 and 2023.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the six months ending March 31, 2024 totaled $70,230 compared to $70,229 during the same period in 2023. There was no material difference between depreciation and amortization expense for the three- and six-months ending March 31, 2024 as compared to the same periods in 2023.

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

OTHER ITEMS

Other items for the three- and six-months ending March 31, 2024 included impairment on intangible assets of $157,450 and $157,450 respectively, compared to $nil and $nil during the same periods in 2023. The Company recorded $157,450 impairment of its intangible assets during the three- and six-months ending March 31, 2024, which was not incurred in the same time periods of last year.

INTEREST EXPENSE

The Company had no financing or interest costs for the three- and six-months ending March 31, 2024 and 2023.

NET LOSS

The Company reported a net loss of $2,666,104 for the three months ending March 31, 2024 compared to a net loss of $776,336 for the same period in 2023. The increase in net loss of $1,889,768, or 243% more than the same period in 2023, was primarily due to an increase in legal and professional fees and stock-based compensation.

The Company reported a net loss of $3,234,973 for the six months ended March 31, 2024 compared to a net loss of $1,391,919 for the same period in 2023. The increase in net loss of $1,843,054, or 132% more than same period in 2023 was due primarily to an increase in legal and professional fees and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, the Company had an accumulated deficit of $96,420,561 as compared to an accumulated deficit of $93,185,588 at September 30, 2023. As of March 31, 2024, the Company had a working capital of $1,930,410 as compared to a working capital of $2,198,010 at September 30, 2023. The decrease in the Company’s working capital of $267,600 is due to ongoing operating expenses offset by equity raised during the period.

Net cash used by operations for the six months ending March 31, 2024 and 2023 was $730,098 and $1,110,766 respectively. The decrease in net cash used for operations for the six months ending March 31, 2024 as compared to the six months ending March 31, 2023 was primarily due to an decrease in general and administrative expenses and the increase in gain on debt settlement.

Net cash used in investing activities for the six months ending March 31, 2024 and 2023 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the six months ending March 31, 2024 and 2023 was $757,500 and $1,971,850, respectively. The decrease in net cash provided by financing activities of $1,214,350 was due to lower amounts of equity raised and more cash proceeds from private placements during the six months ending March 31, 2024.

Liquidity

The Company primarily finances its operations from cash received through the private placements of its common stock and the exercise of warrants from investors. As at March 31, 2024, the Company had cash of $2,244,991 and current liabilities of $334,843 and incurred net loss of $3,234,973 during the period ended March 31, 2024; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at March 31, 2024, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending March 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the period ended March 31, 2024, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed interim consolidated financial statements for external purposes in accordance with IFRS, as issued by the International Accounting Standards Board. The Company’s ICFR includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the condensed interim consolidated financial statements in accordance with IFRS, as issued by the International Accounting Standards Board, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

In connection with the 2023 Material Weaknesses, the Company allocated resources to its remediation plan and implemented additional controls during the first six months of 2024 which included the following:

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

As of March 31, 2024, management believes the 2023 Material Weaknesses relating to its lack of segregation of duties, lack of an independent audit committee, insufficient number of independent directors, and insufficient period-end balance sheet reconciliations and review of journal entries have been fully remediated. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2024:

-	No formal codes of conduct.

Despite the absence of a formal code of conduct, management regularly communicates ethical and appropriate behaviour, and has determined that internal control over financial reporting, under the COSO criteria, as a whole, is effective. In addition, no significant deficiencies relating to the design of internal control over financial reporting were identified by management.

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-668 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iv.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. The case was dismissed on May 13, 2024.

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

During the quarterly period ended March 31, 2024, the Company issued:

−	176,500,000 common shares priced at $0.005 per share for cash proceeds of $882,500 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	30,000,000 common shares priced at $0.005 per share issuance, offset by 7,582,444 shares returned to treasury pursuant to a cashless option exercise with a net value of $7,582.

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

DATED: May 15, 2024	By:	/s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 15, 2024	By:	/s/Jin Kuang
Jin Kuang
Chief Financial Officer

