Form 10-Q
period 2024-06-30
Voip-pal.com Inc
filed 2024-08-13
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 9, 2024, the Registrant had 3,553,945,275 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at June 30, 2024

(Expressed in U.S. Dollars)

	June 30, 2024	September 30, 2023

ASSETS

CURRENT

Cash	$2,767,490	$2,217,589
Prepaid expense	28,161	6,000
Retainer (Note 5)	28,880	36,183
	2,824,531	2,259,772
NON-CURRENT

Fixed assets (Note 6)	438	2,132
Intellectual VoIP communications patent properties, net (Note 7)	-	226,550

TOTAL ASSETS	$2,824,969	$2,488,454

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	$103,321	$61,762

TOTAL LIABILITIES	103,321	61,762

STOCKHOLDERS’ equity

SHARE CAPITAL (Note 11)	2,979,125	2,491,993
PREFERRED SHARE CAPITAL (Note 11)	7,879	7,350
SHARES TO BE ISSUED	103,000	-
ADDITIONAL PAID-IN CAPITAL (Note 11)	99,653,834	93,112,937
DEFICIT	(100,022,190)	(93,185,588)
	2,721,648	2,426,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,824,969	$2,488,454

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 13)

Subsequent Events (Note 11)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

EXPENSES

Amortization (Note 6 & 7)	$564	$35,115	$70,794	$105,344
Officers and directors fees (Note 9 &12)	1,982,064	10,660,094	3,374,660	10,831,899
Legal fees	474,001	843,584	1,153,955	1,727,999
Office & general	106,856	128,257	247,651	231,676
Patent consulting fees	4,500	-	13,500	414
Professional fees & services (Note 12)	1,033,644	9,561,248	2,068,592	9,782,305
Recovery of expenses previously paid (Note 9)	-	-	(250,000)	(59,420)
Total expenses	3,601,629	21,228,298	6,679,152	22,620,217
LOSS BEFORE OTHER EXPENSE	(3,601,629)	(21,228,298)	(6,679,152)	(22,620,217)

OTHER EXPENSE
Impairment on intangible assets (Note 7)	-	-	157,450	-

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	(3,601,629)	(21,228,298)	(6,836,602)	(22,620,217)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,218,952,840	2,524,158,974	3,163,518,435	2,388,096,105

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Cash Flows used in Operating Activities
Loss for the period	$(6,836,602)	$(22,620,217)
Add items not affecting cash:
Stock-based compensation	4,827,683	19,998,706
Shares issued for services	25,000	84,661
Amortization	70,794	105,344
Impairment on intangible assets	157,450	-
Gain on settlement	-	(59,420)

Changes in non-cash working capital:
Retainer	7,303	(6,083)
Accounts payable and accrued liabilities	41,559	861
Prepaid expense	(22,161)	(19,500)
Cash Flows Used in Operations	(1,728,974)	(2,515,648)

Cash Flows from Financing Activities
Proceeds from private placement	2,425,875	4,101,600
Share subscriptions received in advance	103,000	20,000
Loan repayments	(250,000)	-
Cash Flows Provided by Financing Activities	2,278,875	4,121,600

Increase in cash	549,901	1,605,952

Cash, beginning of the period	2,217,589	305,485

Cash, end of the period	$2,767,490	$1,911,437

Supplemental cash flow information (Note 10)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Nine Months Ended June 30, 2023

	Common shares		Preferred shares		Shares to be issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	820,320,000	820,320	-	-	-	3,281,280	-	4,101,600
Share subscriptions received in advance	-	-	-	-	20,000	-	-	20,000
Shares issued for services	14,500,000	14,500	121,611	1,216	-	68,945	-	84,661
Share-based compensation	-	-	138,420	1,384	-	19,997,322	-	19,998,706
Exercise of stock options	25,729,725	25,730	-	-	-	(25,730)	-	-
Gain on settlement, issuance cancelled	-	-	-	-	(61,320)	-	-	(61,320)
Loss for the period	-	-	-	-	-	-	(22,620,217)	(22,620,217)
Balance at June 30, 2023	2,847,547,588	$2,324,015	735,031	$7,350	$20,000	$92,386,054	$(92,696,796)	$2,040,623

Three Months Ended June 30, 2023

	Common shares		Preferred shares		Shares to be issued	Additional Paid-in
	Number		Number	Par Value	Value	Capital	Deficit	Total
Balance at April 1, 2023	2,381,367,863	$1,857,835	596,611	$5,966	$10,000	$70,803,467	$(71,468,498)	$1,208,770
Shares issued for private placement	427,950,000	427,950	-	-	-	1,711,800	-	2,139,750
Share subscriptions received in advance	-	-	-	-	10,000	-	-	10,000
Shares issued for services	12,500,000	12,500	-	-	-	50,000	-	62,500
Share-based compensation	-	-	138,420	1,384	-	19,846,517	-	19,847,901
Exercise of stock options	25,729,725	25,730	-	-	-	(25,730)	-	-
Loss for the period	-	-	-	-	-	-	(21,228,298)	(21,228,298)
Balance at June 30, 2023	2,847,547,588	$2,324,015	735,031	$7,350	$20,000	$92,386,054	$(92,696,796)	$2,040,623

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Nine Months Ended June 30, 2024

	Common shares		Preferred shares		Shares to be	Additional Paid-in
	Number		Number	Par Value	Issued	Capital	Deficit	Total
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$(93,185,588)	$2,426,692
Shares issued for private placement	485,174,976	485,175	-	-	-	1,940,700	-	2,425,875
Share subscriptions received in advance	-	-	-	-	103,000	-	-	103,000
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	-	(200,000)	-	(250,000)
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	52,885	529	-	(476)	-	53
Shares issued on cashless exercise of stock options	46,957,643	46,957	-	-	-	(46,957)	-	-
Stock-based compensation	-	-	-	-	-	4,827,630	-	4,827,630
Loss for the period	-	-	-	-	-	-	(6,836,602)	(6,836,602)
Balance at June 30, 2024	3,502,657,910	$2,979,125	787,916	$7,879	$103,000	$99,686,084	$(100,022,190)	$2,721,648

Three Months Ended June 30, 2024

	Common shares		Preferred shares		Shares to be	Additional Paid-in
	Number		Number	Par Value	Issued	Capital	Deficit	Total
Balance at April 1, 2024	3,169,442,847	$2,645,911	787,916	$7,879	$-	$95,698,183	$(96,420,561)	$1,931,412

Shares issued for private placement	308,674,976	308,675	-	-	-	1,234,700	-	1,543,375
Share subscriptions received in advance	-	-	-	-	103,000	-	-	103,000
Share cancelled for private placement returned	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	-	-	-	-
Shares issued – preferred shares	-	-	-	-	-	-	-	-
Shares issued on cashless exercise of stock options	24,540,087	24,539	-	-	-	(24,539)	-	-
Stock-based compensation	-	-	-	-	-	2,745,490	-	2,745,490
Loss for the period	-	-	-	-	-	-	(3,601,629)	(3,601,629)
Balance at June 30, 2024	3,502,657,910	$2,979,125	787,916	$7,879	103,000	$99,686,084	$(100,022,190)	$2,721,648

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at June 30, 2024, had an accumulated deficit of $100,022,190 (September 30, 2023 - $93,185,588). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

There are many external factors such as political conflict in other regions that can adversely affect general workforces, economies and financial markets globally. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and its effect on the Company’s business or ability to raise funds. So far, the Company has had minimal or no impact due to these issues.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2024, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $2,767,490 in cash on June 30, 2024 (September 30, 2023 - $2,217,589).

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

June 30, 2024

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

The Company classifies its financial instruments as follows: Cash is classified as held to maturity financial asset and is measured at amortized cost. Accounts payable and accrued liabilities is classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

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

For the period ended June 30, 2024 and the year ended September 30, 2023, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

June 30, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Stock-based compensation (cont’d)

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations. Stock option expense is recognized over the option’s vesting period.

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of June 30, 2024, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $2,517,490.

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause were recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 11 and 12).

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

Pursuant to the 2023 Amendments, during the nine months ended June 30, 2024, the Seller was issued 137,091,089 share purchase warrants and 52,885 series A preferred shares on January 12, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account (Note 11).

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $28,880 as of June 30, 2024, and $36,183 as of September 30, 2023. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of June 30, 2024 and September 30, 2023 is as follows:

	June 30, 2024	September 30, 2023
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(11,479)	(9,785)
Net book value	$438	$2,132

There were no retirements of any fixed assets in the periods presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (Note 4). These assets have been recorded in the interim consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis.

As at June 30, 2024, the Company concluded that the carrying value of the intangible assets were fully impaired based on its estimate of the costs incurred has exceeded the carrying value of the intangible asset.

A summary of intangible assets as of June 30, 2024 and September 30, 2023 is as follows:

	June 30, 2024	September 30, 2023
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Impairment	(157,450)	-
Accumulated amortization	(1,394,966)	(1,325,866)
Net book value	$-	$226,550

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

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of June 30, 2024, loan payable had a balance of $nil (2023 - $nil) (Note 9).

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

NOTE 9. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended June 30, 2024 and 2023 includes:

	June 30, 2024	June 30, 2023
Management fees paid to the officers	57,000	25,661
Fees paid or accrued to directors	37,500	30,000
Stock-based compensation (Note 11)	3,293,660	10,788,399
	$3,388,160	$10,844,060

During the period ended June 30, 2024, a director of the Company forgave $nil (2023 - $2,100) of accrued directors’ fees. The Company recovered $250,000 (2023 - $nil) of consulting fees previously paid to a consultant.

During the period ended June 30, 2024, on January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of June 30, 2024, loan payable had a balance of $nil (2023 - $nil) (Note 8).

At June 30, 2024, included in accounts payable and accrued liabilities is $nil (September 30, 2023 - $5,000) owed to current officers and directors.

At June 30, 2024, included in prepaid expense is $10,000 (September 30, 2023 - $6,000) of prepaid compensation to a director.

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2024, the Company paid $Nil (September 30, 2023 - $Nil) in interest or income taxes.

During the nine-month period ended June 30, 2024, there were $46,957 of common shares issued on cashless exercise of stock options and $250,000 promissory notes entered on the cancellation of shares (Note 8).

There were no non-cash investing or financing transactions during the nine-month periods ended June 30, 2023.

NOTE 11. SHARE CAPITAL

Capital Stock Authorized and Issued as at June 30, 2024:

−	8,000,000,000 (September 30, 2023 – 5,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,502,657,910 (September 30, 2023 – 3,015,525,291) shares are issued.

−	1,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 787,916 (September 30, 2023 – 735,031) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the nine-month period ended June 30, 2024

During the nine-month period ended June 30, 2024, the Company issued:

−	485,174,976 common shares priced at $0.005 per share for cash proceeds of $2,425,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	65,000,000 common shares priced at $0.005 per share issuance, offset by 18,042,357 shares returned to treasury pursuant to a cashless option exercise with a net value of $46,957.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

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

Subsequent Issues

Subsequent to the period ended June 30, 2024, as of August 9, 2024, the Company issued 30,800,000 common shares priced at $0.005 per share for cash proceeds of $154,000 from a private placement of common shares. Also, as of August 9, 2024, 20,487,365 common shares priced at $0.005 per share issuance were offset by 4,512,635 shares returned to treasury pursuant to a cashless warrant exercise with a value of $102,437.

NOTE 12. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of June 30, 2024, there are 2,178,028,550 (September 30, 2023 - 1,862,937,461) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2022	1,031,470,562	$0.0023
Issued	831,466,899	0.001
Balance September 30, 2023	1,862,937,461	$0.0019
Issued	350,091,089	0.003
Exercised	(35,000,000)	0.005
Balance June 30, 2024	2,178,028,550	$0.0021

The following table summarizes the share purchase warrants outstanding at June 30, 2024:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
621,470,562	$0.001	6.79	621,470,562
375,000,000	0.005	2.92	375,000,000
831,466,899	0.001	9.01	831,466,899
137,091,089	0.001	9.54	137,091,089
203,000,000	0.005	9.82	203,000,000
10,000,000	0.005	9.95	-
2,178,028,550	$0.002	7.44	2,168,028,550

During the nine-month period ended June 30, 2024, as of January 12, 2024, the Company issued 137,091,089 common share purchase warrants to purchase 137,091,089 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

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

During the nine-month ended June 30, 2024, on April 25, 2024, the Company issued 203,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of ten years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.70%, expected life of 10 years, annualized historical volatility of 136.81% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.013. During the nine months ended June 30, 2024, share-based compensation expenses of $2,601,105 (2023 - $nil) was recorded within the additional paid-in capital account, of which $1,806,679 was included as “Officers and directors fees” and $794,426 was included as “Professional fees and services” in the interim condensed consolidated statements of loss and comprehensive loss.

During the nine-month ended June 30, 2024, on June 12, 2024, the Company issued 10,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to a consultant for professional services received. Vesting of the warrants is contingent on the occurrence of certain events.

During the nine-month ended June 30, 2024, on January 12, 2024, the Company issued 137,091,089 warrants to purchase common shares at a price of $0.001 per share for a period of 10 years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.21%, expected life of 10 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.018. During the nine months ended June 30, 2024, share issuance cost of $2,431,780 (2023 - $nil) was recorded within the additional paid-in capital account.

During the year ended September 30, 2023, on June 30, 2023, the Company issued 831,466,899 warrants to purchase common shares at a price of $0.001 per share for a period of ten years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.81%, expected life of 10 years, annualized historical volatility of 143.75% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.046.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2022	182,000,000	$0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(30,000,000)	0.005
Balance June 30, 2024	294,500,000	$0.005

The following table summarizes the stock options outstanding at June 30, 2024:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
50,000,000	$0.005	1.81	50,000,000
64,500,000	0.005	2.92	64,500,000
65,000,000	0.005	3.92	65,000,000
115,000,000	0.005	4.54	112,500,000
294,500,000	$0.005	3.58	292,000,000

During the nine-month period ended June 30, 2024, 115,000,000 options in the capital stock of the Company were issued, and 30,000,000 options were exercised (Note 11).

During the nine-month period ended June 30, 2024, on January 12, 2024, the Company granted 115,000,000 options to purchase 115,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 112,500,000 options vesting on the date of the option grant, 2,500,000 options vesting on July 12, 2024. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 4.21%, expected life of 5 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the nine months ended June 30, 2024, stock-based compensation cost of $1,927,265 (2023 - $nil) was charged against income from options vested, of which $1,187,668 was included as “Officers and directors fees” and $739,597 was included as “Professional fees and services” in the interim condensed consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2023, the Company:

- on April 24, 2023, re-priced all its previously issued outstanding options to be exercisable at $0.005 per share; and

- on May 31, 2023, granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors.

During the year ended September 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. Of the 68,500,000 options vested, 15,000,000 related to replacement options issued from options originally issued on September 21, 2021. On June 1, 2024, the options terms were amended so that all options issued were vested on the grant date. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the nine-month period ended June 30, 2024, stock-based compensation cost of $299,261 (2023 - $nil) was charged against income from options vested (included as “Office and general” expense in the interim condensed consolidated statements of loss and comprehensive loss)

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of 5 years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.60%, expected life of 4.1 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the nine-month period ended June 30, 2024, stock-based compensation cost of $nil (2023 - $76,231) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

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

Preferred Share

During the nine-month period ended June 30, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the nine months ended June 30, 2024, share issued cost of $476 (2023 - $nil) was charged against income from preferred shares issued.

During the nine-month period ended June 30, 2024, total stock-based compensation cost of $4,859,880 (2023 - $19,997,322) was charged against income from options vested.

As at June 30, 2024, the aggregate intrinsic value of the Company’s stock options is $3,445,650 (September 30, 2023 - $3,142,500), and the total intrinsic value of options exercised during the nine months ended June 30, 2024 is $351,000 (June 30, 2023 - $1,138,500).

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iv.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. On May 9, 2024, the parties stipulated to the dismissal of the action. On May 13, 2024, the Court dismissed the action.

v.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. Case No. 6-24-cv-298 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile alleging infringement of U.S. Patent Nos. 8,542,815, 9,179,005, and 10,218,606. The case is pending.

vi.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-299 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,542,815 and 9,179,005. The case is pending.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2024

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

During the nine months ended June 30, 2024,on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation. The case is now closed.

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

As at June 30, 2024 and September 30, 2023, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the nine months ended June 30, 2024 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2023 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2024 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2024 and 2023

	Three months ending June 30		Increase/
	2024	2023	(Decrease)	Percent
General and administrative expenses	$(3,601,065)	$(21,193,183)	$(17,592,118)	-83%
Amortization & depreciation	(564)	(35,115)	(34,551)	-98%
Net loss	$(3,601,629)	$(21,228,298)	$(17,626,669)	-83%

Comparison of the Nine Months Ending June 30, 2024 and 2023

	Nine months ending June 30		Increase/
	2024	2023	(Decrease)	Percent
General and administrative expenses	$(6,858,358)	$(22,574,293)	$(15,715,935)	-70%
Amortization & depreciation	(70,794)	(105,344)	(34,550)	-33%
Gain on debt settlement	250,000	59,420	(190,580)	321%
Impairment on intangible assets	(157,450)	-	157,450	100%
Net loss	$(6,836,602)	$(22,620,217)	$(15,783,615)	-70%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three- or nine-months ending June 30, 2024 and 2023.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2024 totaled $3,601,065 compared to $21,193,183 during the same period in 2023. The decrease in general and administrative expenses of $17,592,118 or 83% less than the previous year, was primarily due to a $8,678,030 decrease in officers and director fees and a decrease of $8,527,604 in professional fees and services.

General and administrative expenses for the nine months ending June 30, 2024 totaled $6,858,358 compared to $22,574,293 during the same period in 2023. The decrease in general and administrative expenses of $15,715,935 or 70% less than the previous year, was primarily due to a $7,457,239 decrease in officers and director fees and a decrease of $7,713,713 in professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending June 30, 2024 totaled $564 compared to $35,115 during the same period in 2023.

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the nine months ending June 30, 2024 totaled $70,794 compared to $105,344 during the same period in 2023.

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

OTHER ITEMS

Other items for the three- and nine-months ending June 30, 2024 included impairment on intangible assets of $nil and $157,450 respectively, compared to $nil and $nil during the same periods in 2023. The Company recorded $157,450 impairment of its intangible assets during the nine-months ending June 30, 2024, which was not incurred in the same time periods of last year.

INTEREST EXPENSE

The Company had no financing or interest costs for the three- and nine-months ending June 30, 2024 and 2023.

NET LOSS

The Company reported a net loss of $3,601,629 for the three months ending June 30, 2024 compared to a net loss of $21,228,298 for the same period in 2023. The decrease in net loss of $17,626,669, or 83% less than the same period in 2023, was primarily due to the decrease in officers and director fees and legal and professional fees.

The Company reported a net loss of $6,836,602 for the nine months ended June 30, 2024 compared to a net loss of $22,620,217 for the same period in 2023. The decrease in net loss of $15,783,615, or 70% less than same period in 2023 was due primarily to the decrease in officers and director fees and legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, the Company had an accumulated deficit of $100,022,190 as compared to an accumulated deficit of $93,185,588 at September 30, 2023. As of June 30, 2024, the Company had a working capital of $2,721,210 as compared to a working capital of $2,198,010 at September 30, 2023. The increase in the Company’s working capital of $523,200 is due to equity raised during the period offset by ongoing operating expenses.

Net cash used by operations for the nine months ending June 30, 2024 and 2023 was $1,728,974 and $2,515,648 respectively. The decrease in net cash used for operations for the nine months ending June 30, 2024 as compared to the nine months ending June 30, 2023 was primarily due to an decrease in general and administrative expenses and the increase in gain on debt settlement.

Net cash used in investing activities for the nine months ending June 30, 2024 and 2023 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the nine months ending June 30, 2024 and 2023 was $2,278,875 and $4,121,600, respectively. The decrease in net cash provided by financing activities of $1,842,725 was due to lower amounts of equity raised and less cash proceeds from private placements during the nine months ending June 30, 2024.

Liquidity

The Company primarily finances its operations from cash received through the private placements of its common stock and the exercise of warrants from investors. As at June 30, 2024, the Company had cash of $2,767,490 and current liabilities of $103,321 and incurred net loss of $6,836,602 during the period ended June 30, 2024; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at June 30, 2024, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending June 30, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the period ended June 30, 2024, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the 2023 Material Weaknesses, the Company allocated resources to its remediation plan and implemented additional controls during the first nine months of 2024 which included the following:

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

As of June 30, 2024, management believes the 2023 Material Weaknesses relating to its lack of segregation of duties, lack of an independent audit committee, insufficient number of independent directors, and insufficient period-end balance sheet reconciliations and review of journal entries have been fully remediated. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2024:

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. The case is pending.

iv.	VoIP-Pal.com Inc v Huawei Technologies Co, Ltd. et al Case No. 6-21-cv-1247 in US District Court, Western District of Texas

On November 30, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Huawei and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On January 18, 2023, the Western District of Texas granted Huawei’s motion to transfer the case to the Northern District of Texas. The case no. is 3:23-cv-00151. On May 9, 2024, the parties stipulated to the dismissal of the action. On May 13, 2024, the Court dismissed the action.

v.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. Case No. 6-24-cv-298 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile alleging infringement of U.S. Patent Nos. 8,542,815, 9,179,005, and 10,218,606. The case is pending.

vi.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-299 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,542,815 and 9,179,005. The case is pending.

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

During the nine-month period ended June 30, 2024, the Company issued:

−	485,174,976 common shares priced at $0.005 per share for cash proceeds of $2,425,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	65,000,000 common shares priced at $0.005 per share issuance, offset by 18,042,357 shares returned to treasury pursuant to a cashless option exercise with a net value of $46,957.

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

DATED: August 13, 2024	By:	/s/Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 13, 2024	By:	/s/Jin Kuang
Jin Kuang
Chief Financial Officer

