Form 10-K
period 2024-09-30
Voip-pal.com Inc
filed 2024-12-26
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The market value of the voting stock held by non-affiliates was $101,208,134 based on 2,381,367,863 shares held by non-affiliates. These computations are based upon the closing sales price of $0.0199 per share of the Company on OTC Markets, Inc. on March 31, 2023.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 23, 2024
Common Stock, $0.001 par value per share	3,624,945,275

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

In 2013, Voip-Pal acquired Digifonica International (DIL) Limited (“Digifonica”), to fund and co-develop Digifonica’s patent suite. Digifonica had been founded in 2003 with the vision that the internet would be the future of all forms of telecommunications - a team of top twenty engineers with expertise in Linux and Internet telephony developed and wrote a software suite with applications that provided solutions for several core areas of internet connectivity. In order to properly test the applications, Digifonica built and operated three production nodes in Vancouver, Canada (Peer 1), London, UK (Teliasonera), and Denmark. Upon successfully developing the technology, Digifonica filed for patents with the United States Patent and Trademark Office (“USPTO”).

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

VoIP-Pal is actively pursuing patent infringement lawsuits in Waco, Texas, against several Fortune 500 companies, alleging that these companies are utilizing its patented technologies without authorization. Additionally, VoIP-Pal is engaged in two antitrust lawsuits: one filed directly by VoIP-Pal and another as part of a class action, with VoIP-Pal as a lead plaintiff, against several Fortune 500 companies. Both lawsuits allege antitrust violations related to practices VoIP-Pal views as restrictive to fair competition in the telecommunications industry.

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

Amount Spent on Research and Development

For the two years ended September 30, 2024 and 2023, the Company has incurred no research and development expenses.

Employees

We have one full-time employee. The Company utilizes various consultants and contractors for other services.

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On August 29, 2024, Verizon filed a motion for attorneys’ fees. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 19, Verizon filed a motion for entry of bill of costs. The case is pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 12, 2024, T-Mobile filed a motion for attorneys’ fees and entry of bill of costs. The case is pending.

iv.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. Case No. 6-24-cv-298 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile alleging infringement of U.S. Patent Nos. 8,542,815, 9,179,005, and 10,218,606. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

v.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-299 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,542,815 and 9,179,005. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

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

During the year ended September 30, 2024, on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation.

During the year ended September 30, 2024, on August 20, 2024, and then amended on September 10, 2024, the Company reached a settlement and release agreement with the Plaintiff. Pursuant to the settlement and release agreement, the Company agreed to issue 30,000,000 restricted common shares of the Company, with a value of $351,000, and in consideration of the agreement, the Plaintiff shall file a voluntary dismissal of its appeal immediately upon delivery of the certificates. Subsequent to the year end, on October 1, 2024, a share certificate of 30,000,000 was issued to the Plaintiff. The case is closed.

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

Holders

We had approximately 576 holders of record of our common stock as of September 30, 2024 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

During the year ended September 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors, of which 77,000,000 are currently outstanding and exercisable. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

During the year ended September 30, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors, of which 75,000,000 are currently exercisable. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

During the year ended September 30, 2024, the Company granted 115,000,000 options to purchase 115,000,000 common shares at a price of $0.005 to its consultants and advisors, of which 115,000,000 are currently exercisable. The options have varied vesting provisions and are exercisable for a period of five years from the date of grant.

As at September 30, 2024, the Company has 279,500,000 stock options outstanding at an average exercise price of $0.005 per share, with a remaining contractual life of an average of 3.38 years, of which 279,500,000 are vested and exercisable.

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

During the year ended September 30, 2024, the Company issued 5,000,000 shares of common stock at a price of $0.005 per share to various individuals or entities for services with an aggregate value of $25,000.

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

During the year ended September 30, 2024, the Company issued 551,974,976 common shares priced at $0.005 per common share to various individuals or entities for cash proceeds of $2,759,875 from the private placement of common shares.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2024 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2023 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the year ending September 30, 2024 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

In 2013, the Company acquired Digifonica International (DIL) Limited (“Digifonica”), to fund and co-develop Digifonica’s patent suite. Digifonica had been founded in 2003 with the vision that the internet would be the future of all forms of telecommunications - a team of top twenty engineers with expertise in Linux and Internet telephony developed and wrote a software suite with applications that provided solutions for several core areas of internet connectivity. In order to properly test the applications, Digifonica built and operated three production nodes in Vancouver, Canada (Peer 1), London, UK (Teliasonera), and Denmark. Upon successfully developing the technology, Digifonica filed for patents with the United States Patent and Trademark Office (“USPTO”).

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

Comparison of the Years Ending September 30, 2024 and 2023

	Year Ended September 30,		Increase
	2024	2023	(Decrease)	Percentage
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross margin	-	-	-	-
General and administrative expenses	(9,592,512)	(23,212,971)	(13,620,459)	-59%
Amortization & depreciation	(71,232)	(140,458)	(69,226)	-49%
Other (expense) income	(508,450)	244,420	752,870	308%
Net loss	$(10,172,194)	$(23,109,009)	$(12,936,815)	-56%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2024 and 2023.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ending September 30, 2024 totaled $9,592,512 compared to $23,212,971 during the year ending September 30, 2023. The decrease in general and administrative expenses of $13,620,459 or 59% less than the previous year, was primarily due to a $5,436,799 decrease in officers and director fees and a decrease of $7,606,079 in professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the year ending September 30, 2024 totaled $71,232 compared to $140,458 for the year ended September 30, 2023.

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

OTHER ITEMS

Other income (expense) for the year ending September 30, 2024 totaled ($508,450) compared to $244,420 during 2023. The Company recorded $157,450 impairment of its intangible assets and $351,000 loss on settlement of litigation during the year ended September 30, 2024. The other income of $244,420 for the year ended September 30, 2023, which $59,420 was primarily due to the Company entering into settlement agreements with vendors pursuant to which they relinquished debt owed by the Company, and $185,000 was due to the Company entering into a settlement and release agreement with a party to resolve all aspects of a litigation regarding certain of VoIP-Pal’s patents.

INTEREST EXPENSE

The Company had no financing or interest costs for the years ending September 30, 2024 and 2023.

NET LOSS

The Company reported a net loss of $10,172,194 for the year ended September 30, 2024 compared to a net loss of $23,109,009 for the year ended September 30, 2023. The decrease in net loss of $12,936,815 or 56% less than the previous year was primarily due to a decrease in stock-based compensation and legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company had an accumulated deficit of $103,357,782 as compared to an accumulated deficit of $93,185,588 at September 30, 2023. As of September 30, 2024, the Company had working capital of $2,158,351 as compared to working capital of $2,198,010 at September 30, 2023.

Net cash used by operations for the years ending September 30, 2024 and 2023 was $2,358,051 and $3,006,496, respectively. The decrease in net cash used for operations for the year ending September 30, 2024 as compared to the year ending September 30, 2023 was primarily due to an decrease in general and administrative expenses.

Net cash used in investing activities for the years ending September 30, 2024 and 2023 was $Nil.

Net cash provided from financing activities for the years ending September 30, 2024 and 2023 was $2,509,875 and $4,918,600, respectively. The decrease in net cash provided by financing activities of $2,408,725 was due to lower amounts of equity raised and less cash proceeds from private placements during the year ending September 30, 2024.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at September 30, 2024, the Company had cash of $2,369,413 and current liabilities of $300,782 and incurred net loss of $10,172,194 during the year ended September 30, 2024; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at September 30, 2024, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

VOIP-PAL.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year ending September 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Voip-pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”), as of September 30, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, consolidated statements of stockholders’ equity, and cash flows for the years ended September 30, 2024 and 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended September 30, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in various stages of product development and continues to incur losses and, as at September 30, 2024, had an accumulated deficit of $103,357,782 (September 30, 2023 - $93,185,588). These material uncertainties raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2015.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

December 23, 2024	PCAOB ID # 731

VOIP-PAL.COM INC.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2024	2023
ASSETS
CURRENT
Cash	$2,369,413	$2,217,589
Restricted cash	40,250	-
Prepaid expense	30,721	6,000
Retainer (Note 5)	18,749	36,183
	2,459,133	2,259,772
NON-CURRENT
Fixed assets (Note 6)	-	2,132
Intellectual VoIP communications patent properties, net (Note 7)	-	226,550
TOTAL ASSETS	$2,459,133	$2,488,454
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$300,782	$61,762
TOTAL LIABILITIES	300,782	61,762
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 11)	$3,066,411	$2,491,993
OBLIGATION TO ISSUE SHARES (Note 15)	351,000	-
PREFERRED SHARE CAPITAL (Note 11)	7,879	7,350
ADDITIONAL PAID-IN CAPITAL (Note 11)	102,090,843	93,112,937
DEFICIT	(103,357,782)	(93,185,588)
	2,158,351	2,426,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,459,133	$2,488,454

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 15)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2024	2023
EXPENSES

Amortization (Note 6, 7)	$71,232	$140,458
Officers and Directors fees (Note 9)	4,344,426	9,781,225
Legal fees	1,657,665	2,004,405
Office & general	343,553	341,980
Patent consulting fees	18,000	414
Professional fees & services	3,478,868	11,084,947
Recovery of expenses previously paid	(250,000)	-
Total expenses	$9,663,744	$23,353,429
OTHER INCOME
Impairment on intangible assets (Note 7, 13)	157,450	-
Loss on settlement of litigation (Note 13, 15)	351,000	-
Gain on settlement (Note 13)	-	(185,000)
Gain on settlement of accrued payables (Note 13)	-	(59,420)
	508,450	(244,420)

LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(10,172,194)	$(23,109,009)
Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted-average number of common shares outstanding, basic and diluted	3,242,657,558	2,411,986,215

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2024	September 30, 2023
Cash Flows used in Operating Activities
Loss for the year	$(10,172,194)	$(23,109,009)
Add items not affecting cash:
Shares issued for services	25,000	84,661
Preferred shares issued for anti-dilution	53	-
Amortization	71,232	140,458
Gain on settlement of accrued payables	-	(59,420)
Loss on settlement of litigation	351,000	-
Impairment on intangible assets	157,450	-
Stock-based compensation	7,017,925	20,076,567
Changes in non-cash working capital:
Retainer	17,434	(35,002)
Restricted cash	(40,250)	-
Accounts payable and accrued liabilities	239,020	(98,751)
Prepaid expense	(24,721)	(6,000)
Cash Flows Used in Operations	(2,358,051)	(3,006,496)
Cash Flows from Financing Activities
Proceeds from private placement	2,759,875	4,918,600
Loan repayments	(250,000)	-
Cash Flows Provided by Financing Activities	2,509,875	4,918,600
Increase in cash	151,824	1,912,104
Cash, beginning of the year	2,217,589	305,485
Cash, end of the year	$2,369,413	$2,217,589

Supplemental cash flow information (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2022	1,986,997,863	$1,463,465	475,000	$4,750	$61,320	$69,064,237	$(70,076,579)	$517,193
Shares issued for private placement	983,720,000	983,720	-	-	-	3,934,880	-	4,918,600
Shares issued for services	14,500,000	14,500	121,611	1,216	-	68,945	-	84,661
Stock-based compensation	-	-	138,420	1,384	-	20,075,183	-	20,076,567
Exercise of stock options	32,500,000	32,500	-	-	-	(32,500)	-	-
Return to treasury for cashless option exercise	(2,192,572)	(2,192)	-	-	-	2,192	-	-
Gain on settlement, issuance cancelled	-	-	-	-	(61,320)	-	-	(61,320)
Loss for the year	-	-	-	-	-	-	(23,109,009)	(23,109,009)
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$(93,185,588)	$2,426,692

Shares issued for private placement	551,974,976	551,975	-	-	-	2,207,900	-	2,759,875
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	-	(200,000)	-	(250,000)
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	52,885	529	-	(476)	-	53
Stock-based compensation	-	-	-	-	-	7,017,925	-	7,017,925
Exercise of stock options	45,000,000	45,000	-	-	-	(45,000)	-	-
Return to treasury for cashless option exercise	(10,841,192)	(10,842)	-	-	-	10,842	-	-
Exercise of warrants	45,000,000	45,000	-	-	-	(45,000)	-	-
Return to treasury for cashless warrant exercise	(11,713,800)	(11,715)	-	-	-	11,715	-	-
Loss on settlement of litigation	-	-	-	-	351,000	-	-	351,000
Loss for the year	-	-	-	-	-	-	(10,172,194)	(10,172,194)
Balance at September 30, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at September 30, 2024, had an accumulated deficit of $103,357,782 (September 30, 2023 - $93,185,588). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and the exercise of warrants from investors. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2024, Digifonica had no activities.

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

Cash and Restricted Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $2,369,413 in cash on September 30, 2024 (September 30, 2023 - $2,217,589). The Company also had $40,250 restricted cash on September 30, 2024 (2023 - $nil) which is a collateral GIC held for the Company’s corporate credit card.

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

September 30, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company classifies its financial instruments as follows: Cash and restricted cash are classified as held to maturity and are measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

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

For the year ended September 30, 2024 and the year ended September 30, 2023, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

September 30, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date as a result. As of September 30, 2024, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $2,119,413.

Recent Accounting Pronouncements and Adoption

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

Pursuant to the 2023 Amendments, during the year ended September 30, 2024, the Seller was issued 137,091,089 share purchase warrants and 52,885 series A preferred shares on January 12, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account (Note 11).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $18,749 as of September 30, 2024, and $36,183 for the year ended September 30, 2023. The Company recognizes the expense from these retainers as they are invoiced, and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

NOTE 6. FIXED ASSETS

A summary of the Company’s fixed assets as of September 30, 2024 and September 30, 2023 is as follows:

	September 30, 2024	September 30, 2023
Office furniture & computers	$11,917	$11,917
Accumulated depreciation	(11,917)	(9,785)
Net book value	$-	$2,132

There were no retirements of any fixed assets in the years presented.

NOTE 7. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (Note 4). These assets have been recorded in the consolidated financial statements as intangible assets. These assets are being amortized over twelve (12) years on a straight-line basis.

As at September 30, 2024, the Company concluded that the carrying value of the intangible assets were fully impaired based on its estimate of fair value is lower than the carrying value of the intangible asset.

A summary of intangible assets as of September 30, 2024 and September 30, 2023 is as follows:

	September 30, 2024	September 30, 2023
VoIP Intellectual property and patents	$1,552,416	$1,552,416
Impairment	(157,450)	-
Accumulated amortization	(1,394,966)	(1,325,866)
Net book value	$-	$226,550

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

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of September 30, 2024, loan payable had a balance of $nil (2023 - $nil) (Note 9).

NOTE 9. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the years ended September 30, 2024 and 2023 includes:

	September 30, 2024	September 30, 2023
Management fees paid to the CEO	$32,900	$17,718
Management fees paid to the current CFO	63,750	15,000
Management fees paid to the former CFO	-	18,000
Fees paid or accrued to Directors	54,000	49,500
Stock-based compensations (Note 11)	4,193,110	10,866,260
	$4,343,760	$10,966,478

During the year ended September 30, 2024, a director of the Company forgave $nil (2023 - $2,100) of accrued directors’ fees.

During the year ended September 30, 2024, on January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of September 30, 2024, loan payable had a balance of $nil (2023 - $nil) (Note 8).

At September 30, 2024, included in accounts payable and accrued liabilities is $5,250 (September 30, 2023 - $5,000) owed to current officers and directors.

At September 30, 2024, included in prepaid expense is $30,721 (September 30, 2023 - $6,000) of prepaid compensation to directors.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2024, the Company paid $Nil (September 30, 2023 - $Nil) in interest or income taxes. There were no non-cash investing or financing transactions during the years ended September 30, 2024 and 2023.

NOTE 11. SHARE CAPITAL

Capital Stock Authorized and Issued as at September 30, 2024:

-	8,000,000,000 (September 30, 2023 – 5,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,589,945,275 (September 30, 2023 – 3,015,525,291) shares are issued.

-	1,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 787,916 (September 30, 2023 – 735,031) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

During the year ended September 30, 2024, the Company issued:

−	551,974,976 common shares priced at $0.005 per share for cash proceeds of $2,759,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	45,000,000 common shares priced at $0.005 per share, offset by 10,841,192 shares returned to treasury pursuant to cashless option exercises with a net value of $34,158.
−	45,000,000 common shares priced at $0.005 per share, offset by 11,713,800 shares returned to treasury pursuant to cashless warrant exercises with a net value of $33,285.

Issues during the year ended September 30, 2023

During the year ended September 30, 2023, the Company issued:

−	983,720,000 common shares priced at $0.005 per share for cash proceeds of $4,918,600 from a private placement;

−	831,466,899 warrants to purchase 831,466,899 common shares exercisable at a price of $0.001 to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA (Note 4);

−	121,611 Series A Preferred shares for services with a value of $12,161 (Note 8);

−	138,420 Series A Preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $138; and

−	14,500,000 common shares for services with a value of $72,500.

−	32,500,000 common shares priced at $0.005 per share issuance, offset by 2,192,572 shares returned to treasury for cashless option exercises with a net value of $30,308.

Subsequent Issues

Subsequent to the year ended September 30, 2024, as of October 1, 2024, the Company issued 30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered (Note 15). Also, as of October 30, 2024, the Company issued 5,000,000 common shares for services with a value of $25,000.

Subsequent to the year ended September 30, 2024, as of October 9, 2024, the Company issued 357,865,449 warrants to purchase 357,865,449 common shares exercisable at a price of $0.001 to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. Also, as of October 29, 2024, 3,000,000 warrants were issued to purchase 3,000,000 common shares exercisable at a price of $0.005; as of November 13, 2024, 5,000,000 warrants were issued to purchase 5,000,000 common shares exercisable at a price of $0.005; as of December 2, 2024, 1,000,000 warrants were issued to purchase 1,000,000 common shares exercisable at a price of $0.005.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 12. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of September 30, 2024, there are 2,799,028,550 (September 30, 2023 - 1,862,937,461) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2022	1,031,470,562	$0.0023
Issued	831,466,899	0.001
Balance September 30, 2023	1,862,937,461	$0.0019
Issued	985,091,089	0.004
Exercised	(45,000,000)	0.005
Cancelled	(4,000,000)	0.005
Balance September 30, 2024	2,799,028,550	$0.0027

The following table summarizes the share purchase warrants outstanding at September 30, 2024:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	6.54	621,470,562
5/30/2022	365,000,000	0.005	2.67	365,000,000
6/30/2023	831,466,899	0.001	8.76	831,466,899
1/12/2024	137,091,089	0.001	9.29	137,091,089
4/25/2024	203,000,000	0.005	9.57	203,000,000
6/12/2024	10,000,000	0.005	9.70	-
8/18/2024	50,000,000	0.005	9.88	50,000,000
8/18/2024	447,000,000	0.005	9.88	-
9/6/2024	45,000,000	0.005	4.93	45,000,000
9/12/2024	60,000,000	0.005	4.95	60,000,000
9/17/2024	29,000,000	0.005	4.96	29,000,000
	2,799,028,550	$0.003	7.58	2,342,028,550

During the year ended September 30, 2024, as of January 12, 2024, the Company issued 137,091,089 common share purchase warrants to purchase 137,091,089 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA.

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

During the year ended September 30, 2024, on September 17, 2024, the Company issued 29,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.44%, expected life of 5 years, annualized historical volatility of 144.95% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.010. During the year ended September 30, 2024, share-based compensation expenses of $279,144 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2024, on September 12, 2024, the Company issued 60,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.47%, expected life of 5 years, annualized historical volatility of 145.06% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.010. During the year ended September 30, 2024, share-based compensation expenses of $618,491 (2023 - $nil) was recorded within the additional paid-in capital account, of which $103,082 was included as “Officers and directors fees” and $515,409 was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2024, on September 6, 2024, the Company issued 45,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.75%, expected life of 5 years, annualized historical volatility of 129.71% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.011. During the year ended September 30, 2024, share-based compensation expenses of $472,337 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2024, on August 18, 2024, the Company issued 50,000,000 compensation warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to the CEO and Chairman of Board of the Company, as appropriate compensation for exemplary and indispensable services performed over the last three years. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.06%, expected life of 10 years, annualized historical volatility of 131.99% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.016. During the year ended September 30, 2024, share-based compensation expenses of $796,420 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Officers and directors fees” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2024, on August 18, 2024, the Company issued 451,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its directors, officers, employees and consultants. Vesting of the warrants is contingent on the occurrence of certain events.

During the year ended September 30, 2024, on June 12, 2024, the Company issued 10,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to a consultant for professional services received. Vesting of the warrants is contingent on the occurrence of certain events.

During the year ended September 30, 2024, on April 25, 2024, the Company issued 203,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of ten years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.70%, expected life of 10 years, annualized historical volatility of 136.81% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.013. During the year ended September 30, 2024, share-based compensation expenses of $2,601,105 (2023 - $nil) was recorded within the additional paid-in capital account, of which $1,806,679 was included as “Officers and directors fees” and $794,426 was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2024, on January 12, 2024, the Company issued 137,091,089 warrants to purchase common shares at a price of $0.001 per share for a period of 10 years from the date of issue to its directors, officers, employees and consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.21%, expected life of 10 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.018. During the year ended September 30, 2024, share issuance cost of $2,431,780 (2023 - $nil) was recorded within the additional paid-in capital account.

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

During the year ended September 30, 2022, on May 30, 2022, the Company issued 410,000,000 warrants to purchase common shares at a price of $0.025 per share for a period of five years from the date of issue to its directors, officers, employees and consultants. On April 24, 2023, 410,000,000 warrants granted on May 30, 2022, were modified to become fully vested and re-priced all such warrants from $0.025 to $0.005. The following assumptions were used for the Black-Scholes valuation of these warrants on modification date as follows: risk-free rate of 3.60%, expected life of 4.10 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The fair market value that was recorded as additional paid-in capital was $15,995,229. The weighted-average fair value per warrant is $0.039. During the year ended September 30, 2024, stock-based compensation cost of $nil (2023 - $15,995,229) was charged against income from these vested warrants.

On April 23, 2023, 621,470,562 warrants issued on April 12, 2021 were re-priced from $0.021 to $0.005. For the incremental cost on these warrants modification, the following assumptions were used for the Black-Scholes valuation of warrants issued during the year ended September 30, 2023: risk-free rate of 4.78%, expected life of 7.99 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these warrants was $130,000. The weighted-average fair value of these warrants issued was $0.036.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2022	182,000,000	$0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(45,000,000)	0.005
Balance September 30, 2024	279,500,000	$0.005

The following table summarizes the stock options outstanding at September 30, 2024:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
40,000,000	$0.005	1.57	40,000,000
64,500,000	0.005	2.67	64,500,000
65,000,000	0.005	3.67	65,000,000
110,000,000	0.005	4.29	110,000,000
279,500,000	$0.005	3.38	279,500,000

During the year ended September 30, 2024, the Company:

- on January 12, 2024, granted 115,000,000 options to purchase 115,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 112,500,000 options vesting on the date of the option grant, 2,500,000 options vesting on July 12, 2024. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 4.21%, expected life of 5 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the year ended September 30, 2024, stock-based compensation cost of $1,951,168 (2023 - $nil) was charged against income from options vested, of which $1,187,668 was included as “Officers and directors fees” and $763,500 was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2023, the Company:

- on April 24, 2023, re-priced all its previously issued outstanding options to be exercisable at $0.005 per share; and

- on May 31, 2023, granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 per share to its directors, consultants and advisors.

During the year ended September 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. During the year ended September 30, 2024, stock-based compensation cost of $299,261 (2023 - $3,416,227) was charged against income from options vested, of which $299,261 was included as “Officers and directors fees”.

During the year ended September 30, 2022, on May 30, 2022, the Company granted 77,000,000 options to purchase 77,000,000 common shares at a price of $0.025 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with the first 50% vesting on the date of the option grant and the remaining 50% vesting on May 30, 2023. On April 24, 2023, the stock options issued on May 30, 2022 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.60%, expected life of 4.1 years, annualized historical volatility of 174.16% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these options was $105,571 (2022 - $nil). During the year ended September 30, 2024, stock-based compensation cost of $nil (2023 - $183,385) was charged against income from options vested under the Plan relating to the May 30, 2022 stock option grant.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 12. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2021, on April 23, 2021, the Company granted 90,000,000 options to purchase 90,000,000 common shares at a price of $0.025 to its directors, officers, employees, consultants and advisors. The options are exercisable for a period of five years from the date of grant and are all now fully vested. On April 24, 2023, the stock options issued on April 23, 2021 were re-priced from $0.025 to $0.005. For the incremental cost on the option modification, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.84%, expected life of 3 years, annualized historical volatility of 169.15% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the modification of these options was $nil (2023 - $235,456).

During the year ended September 30, 2023, 15,000,000 stock options were replaced. For the incremental cost on the option replacement, the following assumptions were used for the Black-Scholes valuation: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The incremental cost that has been recorded as additional paid-in capital from the replacement of these options was $nil (2023 - $10,561).

Preferred Share

During the year ended September 30, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the year ended September 30, 2024, share issued cost of $476 (2023 - $nil) was charged against income from preferred shares issued.

During the year ended September 30, 2023, 138,420 preferred shares issued pursuant to the Anti-Dilution Clause of the SPA with a value of $138 which is recorded as stock-based compensation.

During the year ended September 30, 2024, total stock-based compensation cost of $7,017,925 (2023 - $20,076,567) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at September 30, 2024, the aggregate intrinsic value of the Company’s stock options is $1,173,900 (2023 - $3,142,500), and the total intrinsic value of options exercised during the year ended September 30, 2024 was $189,000 (2023 - $487,500).

NOTE 13. OTHER ITEMS

For the year ended September 30, 2024, other items included impairment on intangible assets of $157,450 and a loss of $351,000 on settlement of litigation.

During the year ended September 30, 2023, other income included $185,000 from gain on settlement and $59,420 from gain on settlement of accrued payables. $185,000 was due to the Company entering into a settlement and release agreement with a party to resolve all aspects of a litigation regarding certain of VoIP-Pal’s patents, and $59,420 was primarily due to the Company entering into settlement agreements with vendors pursuant to which they relinquished debt owed by the Company.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 14. INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2024 and 2023, the Company had net operating loss carryforwards of approximately $91,501,000 and $66,435,000 respectively, to reduce Federal income tax liabilities through 2044.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2024	2023
Loss for the year	$(10,172,194)	$(23,109,009)
Expected income tax (recovery)	$(2,136,000)	$(4,852,892)
Change in statutory, foreign tax, foreign exchange rates and other	-	-
Permanent Difference	1,548,000	4,216,079
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(4,216,000)	-
Change in unrecognized deductible temporary differences	4,804,000	636,813
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2024	Expiry Date Range	2023	Expiry Date Range
Intangible assets	$9,510,000	No expiry date	$11,698,000	No expiry date
Non-capital losses available for future period	$91,501,000	2033 to 2044	$66,435,000	2033 to 2043

Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 15. CONTINGENT LIABILITIES

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On August 29, 2024, Verizon filed a motion for attorneys’ fees. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 19, Verizon filed a motion for entry of bill of costs. The case is pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 12, 2024, T-Mobile filed a motion for attorneys’ fees and entry of bill of costs. The case is pending.

iv.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. Case No. 6-24-cv-298 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile alleging infringement of U.S. Patent Nos. 8,542,815, 9,179,005, and 10,218,606. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

v.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-299 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,542,815 and 9,179,005. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2024

NOTE 15. CONTINGENT LIABILITIES (CONT’D)

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

During the year ended September 30, 2024, on November 30, 2023, after the completion of trial, the Eighth Judicial District Court for the State of Nevada rendered its decision in favor of VoIP-Pal upon all claims in the case, ruling that the Plaintiffs had not met their burden of proof with respect to any of its claims against VoIP-Pal et al, awarding no damages to Locksmith and specifically ruling that Locksmith take nothing as a result of the litigation.

During the year ended September 30, 2024, on August 20, 2024, and then amended on September 10, 2024, the Company reached a settlement and release agreement with the Plaintiff. Pursuant to the settlement and release agreement, the Company agreed to issue 30,000,000 restricted common shares of the Company, with a value of $351,000, and in consideration of the agreement, the Plaintiff shall file a voluntary dismissal of its appeal immediately upon delivery of the certificates. Subsequent to the year-end on October 1, 2024, a share certificate of 30,000,000 restricted common shares was issued to the Plaintiff.

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

As at September 30, 2024 and 2023, no bonusable event has occurred and there was no Performance Bonus payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the year ended September 30, 2024, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Company’s CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP. The Company’s ICFR includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

In connection with the 2023 Material Weaknesses, the Company allocated resources to its remediation plan and implemented additional controls during the year ended September 30, 2024 which included the following:

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

As of September 30, 2024, management believes the 2023 Material Weaknesses relating to its lack of segregation of duties, lack of an independent audit committee, insufficient number of independent directors, and insufficient period-end balance sheet reconciliations and review of journal entries have been fully remediated. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2024:

-	No formal codes of conduct.
-	Lack of proper controls over financial reporting of unusual and complex transactions.

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct and the lack of proper controls over financial reporting of unusual and complex transactions.

Remediation

In response to the material weakness described above, the Company will be implementing a remediation plan to address the material weaknesses which will include measures to enhance its documentation of a formal code of conduct. The management is in progress to establish a regular review process with clearly defined roles and responsibilities and implement reconciliation tools to ensure timely and accurate comparisons of financial data. Management will also implement additional controls over financial reporting of unusual and complex transactions including but not limited to engaging financial reporting consultants to evaluate the accounting implications of complex issues.

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

Name	Age	Position	Year Appointed
Emil Malak (1)	71	Director, Chief Executive Officer, President	2014
Jin Kuang	53	Chief Financial Officer	2023
Kevin Williams	61	Director, Former Chief Financial Officer	2021
Dennis Chang	75	Independent Director	2021
Clifton Saylor	71	Independent Director	2022

Set forth below is a brief description of the background and recent business experience of each executive officer and director:

-	Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by the Company in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

-	Jin Kuang has over 15 years of extensive professional expertise in various financial domains gained across the USA and Canada. She has also spent over a decade in progressively responsible financial leadership roles within publicly traded companies. Over the years, Jin has served as CFO for multiple publicly listed companies, in addition to her years of auditing experience with KPMG LLP Chartered Accounts.

-	Kevin Williams is an experienced financial consultant with over 30 years of business expertise in the banking, brokerage, energy, and aerospace industries. He has an extensive history in funding start-ups, corporate accounting and compliance for both private and publicly traded companies.

-	Dennis Chang is a former Management Consultant with over twenty years of experience. He is the founder of a computer manufacturing company in the Silicon Valley area and built it to $100+ Million in sales in the 1980s, serving as its President and CEO. He was included in the “100 Most Influential People in the Microcomputer Industry” by MicroTimes Magazine in 1988.

-	Clifton Saylor is a successful entrepreneur and business owner and a long-time shareholder of VoIP-Pal.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Shares Awarded	Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Emil Malak(1)	2024	27,611	-	-	-	-	-	5,289	(1)	32,900
CEO, President, Director	2023	5,557	-	-	-	-	-	12,161	(1)	17,718

Jin Kuang(2)	2024	63,750	-	-	-	-	-	-		63,750
CFO	2023	15,000	-	-	-	-	-	-		15,000

Kevin Williams(3)	2024	18,000	-	-	-	-	-	-		18,000
Former CFO, Director	2023	18,000	-	-	-	-	-	-		18,000

Dennis Chang(3)	2024	36,000	-	-	-	-	-	-		36,000
Director	2023	49,500	-	-	-	-	-	-		49,500

Clifton Saylor(4)	2024	Nil	-	-	-	-	-	-		Nil
Director	2023	Nil	-	-	-	-	-	-		Nil

Austin McDonald(5)	2024	Nil	-	-	-	-	-	-		Nil
Director	2023	Nil	-	-	-	-	-	-		Nil

(1) Emil Malak received 52,885 Series A Preferred shares with an aggregate value of $12,161 for services during the year ended September 30, 2024 and received 121,611 Series A Preferred shares with an aggregate value of $12,161 for services during the year ended September 30, 2023.

(2) Jin Kuang was appointed as CFO in July 2023.

(3) Kevin Williams and Dennis Chang were appointed as directors in March 2021. Kevin Williams resigned as a CFO in July 2023.

(4) Clifton Saylor was appointed to the board of directors in July 2022.

(5) Austin McDonald was appointed to the board of directors in April 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold, with the power to vote five percent or more of our outstanding common stock, and all officers and directors, as a group.

Name of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership		Percent of Class
Emil Malak	Nil	Nil		0.00%
Jin Kuang	800,000	Nil		0.02%
Kevin Williams	Nil	Nil		0.00%
Dennis Chang	Nil	Nil		0.00%
Clifton Saylor	Nil	87,333,334	(1)	2.43%
Austin McDonald	5,400,000	Nil		0.15%

(1)	These shares are owned by Saylor Marketing, Inc. Profit Sharing Plan, of which Mr. Saylor is the trustee.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2024, the Company paid cash of $145,361 (2023 - $88,057), and issued preferred shares of $5,289 (2023 - $12,161) for key management compensation totaling $150,650 (2023 - $100,218), as shown in the above table included in item 11. During the year ended September 30, 2024, $4,193,110 (2023 - $10,866,260) stock-based compensation expenses were incurred from options and warrants granted to directors and officers.

During the year ended September 30, 2024, a director of the Company forgave $nil (2023 - $2,100) of accrued directors’ fees.

During the year ended September 30, 2024, on January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of September 30, 2024, loan payable had a balance of $nil (2023 - $nil) (Note 8).

At September 30, 2024, included in accounts payable and accrued liabilities is $5,250 (September 30, 2023 - $5,000) owed to current officers and directors.

At September 30, 2024, included in prepaid expense is $30,721 (September 30, 2023 - $6,000) of prepaid compensation to directors.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2024 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2024 were as follows:

2023 to 2024
Audit Fees		$59,720 CAD
Audit-Related Fees		$38,464 CAD
Tax Fees	$	Nil
All Other Fees	$	Nil

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

VoIP-Pal.Com Inc.

Date: December 26, 2024	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: December 26, 2024	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

