Form 10-Q
period 2024-12-31
Voip-pal.com Inc
filed 2025-02-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2024

or

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

As of February 14, 2025, the Registrant had 3,639,945,275 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at December 31, 2024

(Expressed in U.S. Dollars)

	December 31	September 30,
	2024	2024
ASSETS
CURRENT
Cash	$1,793,232	$2,369,413
Restricted cash	40,250	40,250
Prepaid expense	23,971	30,721
Retainer (Note 5)	12,074	18,749
	1,869,527	2,459,133
NON-CURRENT
Intellectual VoIP communications patent properties, net (Note 6)	-	-
TOTAL ASSETS	$1,869,527	$2,459,133
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$121,820	$300,782
TOTAL LIABILITIES	121,820	300,782
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 11)
Authorized
8,000,000,000 common shares, par value of $0.001
2,000,000 preferred shares, par value of $0.01
Issued
3,624,945,275 common shares (September 30, 2024 – 3,589,945,275)	$3,101,411	$3,066,411
926,438 preferred shares (September 30, 2024 – 787,916)
OBLIGATION TO ISSUE SHARES (Note 15)	-	351,000
PREFERRED SHARE CAPITAL (Note 11)	9,264	7,879
ADDITIONAL PAID-IN CAPITAL (Note 11)	102,506,554	102,090,843
DEFICIT	(103,869,522)	(103,357,782)
	1,747,707	2,158,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,869,527	$2,459,133

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three months ended December 31, 2024	Three months ended December 31, 2023

EXPENSES

Amortization (Note 6)	$-	$35,115
Officers and directors’ fees (Note 8)	38,694	98,861
Legal fees	185,572	255,073
Office & general	82,236	64,079
Patent consulting fees	3,777	4,500
Professional fees & services	201,461	111,241

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(511,740)	$(568,869)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,623,351,868	3,028,797,798

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2024	Three months Ended December 31, 2023

Cash Flows from Operating Activities
Loss	$(511,740)	$(568,869)
Add items not affecting cash:
Amortization	-	35,115
Preferred shares issued for anti-dilution	1,385	-
Shares issued for services	25,000	25,000
Stock-based compensation (Note 11)	74,711	77,861

Changes in non-cash working capital:
Retainer	6,675	8,921
Accounts payable and accrued liabilities	(178,962)	(14,126)
Prepaid expense	6,750	6,000
Cash Flows Used in Operating Activities	(576,181)	(430,098)

Cash Flows from Financing Activities
Proceeds from private placement	-	125,000
Cash Flows Provided by Financing Activities	-	125,000

Decrease in cash	(576,181)	(305,098)

Cash, beginning of the period	2,369,413	2,217,589

Cash, end of the period	$1,793,232	$1,912,491

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Three Months Ended December 31, 2023

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$(93,185,588)	$2,426,692
Shares issued for private placement	25,000,000	25,000	-	-	-	100,000	-	125,000
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued on cashless exercise of stock options	7,648,649	7,648	-	-	-	(7,648)	-	-
Stock-based compensation	-	-	-	-	-	77,861	-	77,861
Loss for the period	-	-	-	-	-	-	(568,869)	(568,869)
Balance at December 31, 2023	3,053,173,940	$2,529,641	735,031	$7,350	$-	$93,303,150	$(93,754,457)	$2,085,684

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Three Months Ended December 31, 2024

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	138,522	1,385	-	-	-	1,385
Stock-based compensation	-	-	-	-	-	74,711	-	74,711
Shares issued for loss on settlement of litigation	30,000,000	30,000	-	-	(351,000)	321,000	-	-
Loss for the period	-	-	-	-	-	-	(511,740)	(511,740)
Balance at December 31, 2024	3,624,945,275	$3,101,411	926,438	$9,264	$-	$102,506,554	$(103,869,522)	$1,747,707

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at December 31, 2024, had an accumulated deficit of $103,869,522 (September 30, 2024 - $103,357,782). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuance of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2024, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,793,232 in cash on December 31, 2024 (September 30, 2024 - $2,369,413). The Company also had $40,250 restricted cash on December 31, 2024 (September 30, 2024 - $40,250) which is a collateral GIC held for the Company’s corporate credit card.

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

December 31, 2024

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

The Company classifies its financial instruments as follows: Cash and restricted cash are classified as held to maturity and measured at amortized cost. Accounts payable and accrued liabilities are classified as other financial liabilities, and have a fair value approximating their carrying value, due to their short-term nature.

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

For the period ended December 31, 2024 and the year ended September 30, 2024, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

Stock-based compensation

The Company recognizes compensation expenses for all stock-based payments made to employees, directors and others based on the estimated fair values of its common stock on the date of grant.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of December 31, 2024, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $1,543,232.

Recent Accounting Pronouncements and Adoption

Certain new standards, amendments and interpretations, and improvements to existing standards have been published by the FASB and United States Securities and Exchange Commission but are not yet effective and have not been adopted early by the Company. Management anticipates that all the relevant pronouncements will be adopted in the first reporting period following the date of application unless noted. Information on the new standards, amendments and interpretations, and improvements to existing standards which could potentially impact the Company’s financial statements are detailed as follows:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

Certain other new standards and interpretations have been issued but are not expected to have a material impact on the Company’s financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

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

Pursuant to the 2023 Amendments, during the three months period ended December 31, 2024, the Seller was issued 357,865,449 share purchase warrants and 138,522 series A preferred shares on October 9, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account.

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $12,074 as of December 31, 2024, and $18,749 as of September 30, 2024. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

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

A summary of intangible assets as of December 31, 2024 and September 30, 2024 is as follows:

	December 31, 2024	September 30, 2024
VoIP Intellectual property and patents	$-	$1,552,416
Impairment	-	(157,450
Accumulated amortization	-	(1,394,966)
Net book value	$-	$-

There were no disposals of any intangible assets in the years presented.

NOTE 7. LOAN PAYABLE

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

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, 2024, the Company paid back another $125,000 loan to the related party. As of December 31, 2024, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 8).

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended December 31, 2024 and 2023 includes:

	December 31, 2024	December 31, 2023
Management fees paid to the CFO	26,694	15,000
Fees paid or accrued to Directors	16,798	6,000
Stock-based compensation (Note 11)	-	77,861
	$43,492	$98,861

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of December 31, 2024, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 7).

At December 31, 2024, included in accounts payable and accrued liabilities is $nil (September 30, 2024 - $5,250) owed to current officers and directors.

At December 31, 2024, included in prepaid expense is $23,971 (September 30, 2024 - $30,721) of prepaid compensation to directors.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2024, the Company paid $Nil (September 30, 2024 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the three-month periods ended December 31, 2024 and 2023.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at December 31, 2024:

-	8,000,000,000 (September 30, 2024 – 8,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,624,945,275 (September 30, 2024 – 3,589,945,275) shares are issued.

-	2,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 926,438 (September 30, 2024 – 787,916) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the three-month period ended December 31, 2024

During the three-month period ended December 31, 2024, the Company issued:

_	5,000,000 common shares for services with a value of $25,000.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

During the year ended September 30, 2024, the Company issued:

−	551,974,976 common shares priced at $0.005 per share for cash proceeds of $2,759,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	45,000,000 common shares priced at $0.005 per share, offset by 10,841,192 shares returned to treasury pursuant to cashless option exercises with a net value of $34,158.
−	45,000,000 common shares priced at $0.005 per share, offset by 11,713,800 shares returned to treasury pursuant to cashless warrant exercises with a net value of $33,285.

Subsequent Issues

Subsequent to the period ended December 31, 2024, as of January 22, 2025, the Company issued 10,000,000 common shares priced at $0.005 per share for cash proceeds of $50,000 from a private placement of common shares. Also, as of January 22, 2025, the Company issued 5,000,000 common shares for services with a value of $25,000.

Subsequent to the period ended December 31, 2024, as of January 2, 2025, 6,000,000 warrants were issued to purchase 6,000,000 common shares exercisable at a price of $0.005 per warrant; as of January 16, 2025, 55,000,000 warrants were issued to purchase 55,000,000 common shares exercisable at a price of $0.005 per warrant; as of January 19, 2025, 7,000,000 warrants were issued to purchase 7,000,000 common shares exercisable at a price of $0.005 per warrant; as of January 22, 2025, 13,000,000 warrants were issued to purchase 13,000,000 common shares exercisable at a price of $0.005 per warrant.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of December 31, 2024, there are 3,161,893,999 (September 30, 2024 - 2,799,028,550) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2023	1,862,937,461	$0.0019
Issued	985,091,089	0.004
Exercised	(45,000,000)	0.005
Cancelled	(4,000,000)	0.005
Balance September 30, 2024	2,799,028,550	$0.0027
Issued	369,865,449	0.001
Cancelled	(7,000,000)	0.005
Balance December 31, 2024	3,161,893,999	$0.0025

The following table summarizes the share purchase warrants outstanding at December 31, 2024:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	6.28	621,470,562
5/30/2022	365,000,000	0.005	2.41	365,000,000
6/30/2023	831,466,899	0.001	8.50	831,466,899
1/12/2024	137,091,089	0.001	9.04	137,091,089
4/25/2024	203,000,000	0.005	9.32	203,000,000
6/12/2024	10,000,000	0.005	9.45	-
8/18/2024	50,000,000	0.005	9.64	50,000,000
8/18/2024	447,000,000	0.005	9.64	-
9/6/2024	45,000,000	0.005	4.68	45,000,000
9/12/2024	54,000,000	0.005	4.70	54,000,000
9/17/2024	28,000,000	0.005	4.72	28,000,000
10/09/2024	357,865,449	0.001	9.78	357,865,449
10/29/2024	3,000,000	0.005	4.83	3,000,000
11/13/2024	5,000,000	0.005	4.87	5,000,000
12/02/2024	1,000,000	0.005	4.92	1,000,000
12/20/2024	3,000,000	0.005	4.97	5,000,000
	3,161,893,999	$0.003	7.60	2,704,893,999

During the three-month period ended December 31, 2024, on December 20, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.04%, expected life of 5 years, annualized historical volatility of 118.43% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the three-month period ended December 31, 2024, share-based compensation expenses of $16,862 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the three-month period ended December 31, 2024, on December 2, 2024, the Company issued 1,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.92%, expected life of 5 years, annualized historical volatility of 119.69% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the three-month period ended December 31, 2024, share-based compensation expenses of $5,642 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the three-month period ended December 31, 2024, on November 13, 2024, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.12%, expected life of 5 years, annualized historical volatility of 120.79% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the three-month period ended December 31, 2024, share-based compensation expenses of $32,558 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the three-month period ended December 31, 2024, on October 29, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.02%, expected life of 5 years, annualized historical volatility of 122.87% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the three-month period ended December 31, 2024, share-based compensation expenses of $19,649 (2023 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

During the three-month period ended December 31, 2024, as of October 9, 2024, the Company issued 357,865,449 common share purchase warrants to purchase 357,865,449 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.27%, expected life of 10 years, annualized historical volatility of 126.80% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.01. During the three-month period ended December 31, 2024, share issuance cost of $3,577,476 (2023 - $nil) was recorded within the additional paid-in capital account.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

During the year ended September 30, 2024, on January 12, 2024, the Company issued 137,091,089 warrants to purchase common shares at a price of $0.001 per share for a period of 10 years from the date of issue to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.21%, expected life of 10 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.018. During the year ended September 30, 2024, share issuance cost of $2,431,780 (2023 - $nil) was recorded within the additional paid-in capital account.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2024

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options (cont’d)

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2022	182,000,000	$0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(45,000,000)	0.005
Balance September 30, 2024	279,500,000	$0.005
Granted	-	-
Balance December 31, 2024	279,500,000	$0.005

The following table summarizes the stock options outstanding at December 31, 2024:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
40,000,000	$0.005	1.31	40,000,000
64,500,000	0.005	2.41	64,500,000
65,000,000	0.005	3.42	65,000,000
110,000,000	0.005	4.04	110,000,000
279,500,000	$0.005	3.13	279,500,000

During the three-month period ended December 31, 2024, there were no issues, cancellations, expirations, vesting, or exercises of options in the capital stock of the Company.

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

During the year ended September 30, 2023, on May 31, 2023, the Company granted 75,000,000 options to purchase 75,000,000 common shares at a price of $0.005 to its consultants and advisors. The options are exercisable for a period of five years from the date of grant, with 68,500,000 options vesting on the date of the option grant, 3,500,000 options vesting on May 31, 2024, and 3,000,000 options vesting on May 31, 2025. The vesting period was amended on June 1, 2024 that all options were vested on grant date. The following assumptions were used for the Black-Scholes valuation of stock options on grant date as follows: risk-free rate of 3.74%, expected life of 5 years, annualized historical volatility of 148.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

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

December 31, 2024

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

Preferred Share

During the three-month period ended December 31, 2024, 138,522 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438. During the three-month period ended December 31, 2024, share issued cost of $1,385 (2023 - $nil) was charged against income from preferred shares issued.

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

During the three-month period ended December 31, 2024, total stock-based compensation cost of $74,711 (2023 - $77,861) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at December 31, 2024, the aggregate intrinsic value of the Company’s stock options is $559,000 (September 30, 2024 - $1,173,900), and the total intrinsic value of options exercised during the period ended December 31, 2024 was $nil (September 30, 2024 - $189,000).

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

December 31, 2024

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

As at December 31, 2024 and September 30, 2024, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the three months ended December 31, 2024 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2024 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2024 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending December 31, 2024 and 2023

	Three months ending December 31		Increase/
	2024	2023	(Decrease)	Percent
General and administrative expenses	511,740	533,754	(22,014)	-4%
Amortization & depreciation	-	35,115	(35,115)	-100%
Net loss	$(511,740)	$(568,869)	$(57,129)	-10%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2024 and 2023.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2024 totaled $511,740 compared to $533,754 during the same period in 2023. The decrease in general and administrative expenses of $22,014 or -4% less than the previous period was primarily due to a decrease in officers and directors’ fees and legal fees.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending December 31, 2024 totaled $nil compared to $35,115 during the same period in 2023.

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

OTHER ITEMS

Other items for the three months ending December 31, 2024, totaled $Nil, compared to $Nil during the same periods in 2023.

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2024 and 2023.

NET LOSS

The Company reported a net loss of $511,740 for the three months ending December 31, 2024 compared to a net loss of $568,869 for the same period in 2023. The decrease in net loss of $57,129, or -10% less than the same period in 2022, was primarily due to a decrease in officers and directors’ fees and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, the Company had an accumulated deficit of $103,869,522 as compared to an accumulated deficit of $103,357,782 at September 30, 2024. As of December 31, 2024, the Company had a working capital of $1,747,707 as compared to a working capital of $2,158,351 at September 30, 2024. The decrease in the Company’s working capital of $410,644 is due to ongoing operating expenses during the period.

Net cash used by operations for the three months ending December 31, 2024 and 2023 was $576,181 and $430,098 respectively. The increase in net cash used for operations for the three months ending December 31, 2024 as compared to the three months ending December 31, 2023 was primarily due to a decrease in payment of accounts payable and accrued liabilities.

Net cash used in investing activities for the three months ending December 31, 2024 and 2023 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the three months ending December 31, 2024 and 2023 was $nil and $125,000, respectively. The decrease in net cash provided by financing activities of $125,000 was due to no amounts of equity raised and cash proceeds from private placements during the three months ending December 31, 2024 compared with $125,000 of equity raised and cash proceeds from private placements during the three months ending December 31, 2023.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at December 31, 2024, the Company had cash of $1,739,232 and current liabilities of $121,820 and incurred net loss of $511,740 during the three month period ended December 31, 2024; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at December 31, 2024, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the three month period ended December 31, 2024, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Change in ICFR

In connection with the audit of our financials for the year ended September 30, 2024, the Company’s auditors noted material weaknesses and made certain recommendations to management regarding material weaknesses related to 1. lack of proper controls over financial reporting of unusual and complex transactions; 2. no formal codes of conduct (the “2024 Material Weaknesses”).

In connection with the 2024 Material Weaknesses, the Company has allocated resources to its remediation plan and implemented additional controls this year.

As of December 31, 2024, management believes that we are making progress to remediate the 2024 Material Weaknesses relating to its lack of proper controls over financial reporting of unusual and complex transactions. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2024:

-	No formal codes of conduct.
-	Lack of proper controls over financial reporting of unusual and complex transactions.

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct and the lack of proper controls over financial reporting of unusual and complex transactions.

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

During the year ended September 30, 2024, on August 20, 2024, and then amended on September 10, 2024, the Company reached a settlement and release agreement with the Plaintiff. Pursuant to the settlement and release agreement, the Company agreed to issue 30,000,000 restricted common shares of the Company, with a value of $351,000, and in consideration of the agreement, the Plaintiff shall file a voluntary dismissal of its appeal immediately upon delivery of the certificates. During the three month period ended December 31, 2024, on October 1, 2024, a share certificate of 30,000,000 restricted common shares was issued to the Plaintiff.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The transactions described in this section were exempt from securities registration as provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering for sales within the United States and by Regulations of the Securities Act for sales made outside of the United States.

During the three-month period ended December 31, 2024, the Company issued:

_	5,000,000 common shares for services with a value of $25,000.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 14, 2025	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 14, 2025	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

