Form 10-Q
period 2025-03-31
Voip-pal.com Inc
filed 2025-05-15
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

or

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

As of May 15, 2025, the Registrant had 3,657,305,519 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at March 31, 2025

(Expressed in U.S. Dollars)

	March 31	September 30,
	2025	2024
ASSETS
CURRENT
Cash	$1,455,194	$2,369,413
Restricted cash	40,250	40,250
Prepaid expense	23,744	30,721
Retainer (Note 5)	12,075	18,749
TOTAL ASSETS	$1,531,263	$2,459,133
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$129,464	$300,782
TOTAL LIABILITIES	129,464	300,782
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 10)
Authorized 9,000,000,000 (September 30, 2024 – 8,000,000,000) common shares, par value of $0.001 2,000,000 preferred shares, par value of $0.01
Issued 3,653,305,519 common shares (September 30, 2024 – 3,589,945,275) 926,438 preferred shares (September 30, 2024 – 787,916)	$3,129,771	$3,066,411
OBLIGATION TO ISSUE SHARES (Note 12)	-	351,000
PREFERRED SHARE CAPITAL (Note 10)	9,264	7,879
ADDITIONAL PAID-IN CAPITAL (Note 10)	103,531,612	102,090,843
DEFICIT	(105,268,848)	(103,357,782)
	1,401,799	2,158,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,263	$2,459,133

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

EXPENSES

Amortization (Note 6 & 7)	$-	$35,115	$-	$70,230
Officers and Directors fees (Note 8 &11)	27,754	1,293,735	66,448	1,392,596
Legal fees	276,928	424,881	462,500	679,954
Office & general	36,215	76,716	118,451	140,795
Patent consulting fees	4,748	4,500	8,525	9,000
Professional fees & services (Note 11)	1,018,918	923,707	1,220,379	1,034,948
Recovery of expenses previously paid	-	(250,000)	-	(250,000)
Total expenses	1,364,563	2,508,654	1,876,303	3,077,523
LOSS BEFORE OTHER EXPENSE	(1,364,563)	(2,508,654)	(1,876,303)	(3,077,523)

OTHER EXPENSE
Loss on settlement of accounts payable	34,763	-	34,763	-
Impairment on intangible assets (Note 6)	-	157,450	-	157,450

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	(1,399,326)	(2,666,104)	(1,911,066)	(3,234,973)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,633,932,374	2,928,923,940	3,632,943,363	3,056,080,979

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Cash Flows used in Operating Activities
Loss for the period	$(1,911,066)	$(3,234,973)
Add items not affecting cash:
Stock-based compensation	981,129	2,082,193
Shares issued for services	25,000	25,000
Preferred shares issued for anti-dilution	1,385	-
Shares issued on settlement of accounts payable	34,763	-
Amortization	-	70,230
Impairment on intangible assets	-	157,450

Changes in non-cash working capital:
Retainer	6,674	18,921
Accounts payable and accrued liabilities	(144,081)	148,081
Prepaid expense	6,977	3,000
Cash Flows Used in Operations	(999,219)	(730,098)

Cash Flows from Financing Activities
Proceeds from private placement	85,000	882,500
Loan repayments	-	(125,000)
Cash Flows Provided by Financing Activities	85,000	757,500

Increase (decrease) in cash	(914,219)	27,402
Cash, beginning of the period	2,369,413	2,217,589
Cash, end of the period	$1,455,194	$2,244,991

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Six Months Ended March 31, 2024

	Common shares		Preferred shares		Additional
	Number		Number	Par Value	Paid-in Capital	Deficit	Total
Balance at October 1, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$93,112,937	$(93,185,588)	$2,426,692
Shares issued for private placement	176,500,000	176,500	-	-	706,000	-	882,500
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	(200,000)	-	(250,000)
Shares issued for services	5,000,000	5,000	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	52,885	529	(476)	-	53
Shares issued on cashless exercise of stock options	22,417,556	22,418	-	-	(22,418)	-	-
Stock-based compensation	-	-	-	-	2,082,140	-	2,082,140
Loss for the period	-	-	-	-	-	(3,234,973)	(3,234,973)
Balance at March 31, 2024	3,169,442,847	$2,645,911	787,916	$7,879	$95,698,183	$(96,420,561)	$1,931,412

Three Months Ended March 31, 2024

	Common shares		Preferred shares		Additional
	Number		Number	Par Value	Paid-in Capital	Deficit	Total
Balance at January 1, 2024	3,053,173,940	$2,529,641	735,031	$7,350	$93,303,150	$(93,754,457)	$2,085,684
Shares issued for private placement	151,500,000	151,500	-	-	606,000	-	757,500
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	(200,000)	-	(250,000)
Shares issued for services	-	-	-	-	-	-	-
Shares issued – preferred shares	-	-	52,885	529	(476)	-	53
Shares issued on cashless exercise of stock options	14,768,907	14,770	-	-	(14,770)	-	-
Stock-based compensation	-	-	-	-	2,004,279	-	2,004,279
Loss for the period	-	-	-	-	-	(2,666,104)	(2,666,104)
Balance at March 31, 2024	3,169,442,847	$2,645,911	787,916	$7,879	95,698,183	$(96,420,561)	$1,931,412

Six Months Ended March 31, 2025

	Common Shares		Preferred Shares		Shares to be	Additional
	Number	Par Value	Number	Par Value	Issued Value	Paid-in Capital	Deficit	Total
Balance at October 1, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351
Shares issued for private placement	17,000,000	17,000	-	-	-	68,000	-	85,000
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued to settle accounts payable	5,000,000	5,000	-	-	-	57,000	-	62,000
Shares issued – preferred shares	-	-	138,522	1,385	-	-	-	1,385
Shares issued on cashless exercise of stock options	3,344,371	3,344	-	-	-	(3,344)	-	-
Shares issued on cashless exercise of warrants	3,015,873	3,016	-	-	-	(3,016)	-	-
Stock-based compensation	-	-	-	-	-	981,129	-	981,129
Shares issued for loss on settlement of litigation	30,000,000	30,000	-	-	(351,000)	321,000	-	-
Loss for the period	-	-	-	-	-	-	(1,911,066)	(1,911,066)
Balance at March 31, 2025	3,653,305,519	$3,129,771	926,438	$9,264	$-	$103,531,612	$(105,268,848)	$1,401,799

Three Months Ended March 31, 2025

	Common Shares		Preferred Shares		Additional
	Number	Par Value	Number	Par Value	Paid-in Capital	Deficit	Total
Balance at January 1, 2025	3,624,945,275	$3,101,411	926,438	$9,264	$102,506,554	$(103,869,522)	$1,747,707
Shares issued for private placement	17,000,000	17,000	-	-	68,000	-	85,000
Shares issued to settle accounts payable	5,000,000	5,000	-	-	57,000	-	62,000
Shares issued on cashless exercise of stock options	3,344,371	3,344	-	-	(3,344)	-	-
Shares issued on cashless exercise of warrants	3,015,873	3,016	-	-	(3,016)	-	-
Stock-based compensation	-	-	-	-	906,418	-	906,418
Loss for the period	-	-	-	-	-	(1,399,326)	(1,399,326)
Balance at March 31, 2025	3,653,305,519	$3,129,771	926,438	$9,264	$103,531,612	$(105,268,848)	$1,401,799

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at March 31, 2025, had an accumulated deficit of $105,268,848 (September 30, 2024 - $103,357,782). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuance of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at March 31, 2025, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,455,194 in cash on March 31, 2025 (September 30, 2024 - $2,369,413). The Company also had $40,250 restricted cash on March 31, 2025 (September 30, 2024 - $40,250) which is a collateral GIC held for the Company’s corporate credit card.

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

March 31, 2025

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

For the period ended March 31, 2025 and the year ended September 30, 2024, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the interim condensed consolidated financial statements and measured at fair value regardless of the purpose or intent for holding them. We determine fair value of warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in income or expense.

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

March 31, 2025

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of March 31, 2025, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $1,205,194.

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

March 31, 2025

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

Pursuant to the 2023 Amendments, during the six months period ended March 31, 2025, the Seller was issued 357,865,449 share purchase warrants and 138,522 series A preferred shares on October 9, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account.

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $12,075 as of March 31, 2025, and $18,749 as of September 30, 2024. The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

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

A summary of intangible assets as of March 31, 2025 and September 30, 2024 is as follows:

	March 31, 2025	September 30, 2024
VoIP Intellectual property and patents	$-	$1,552,416
Impairment	-	(157,450
Accumulated amortization	-	(1,394,966)
Net book value	$-	$-

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

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, 2024, the Company paid back another $125,000 loan to the related party. As of March 31, 2025, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 8).

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended March 31, 2025 and 2024 includes:

	March 31, 2025	March 31, 2024
Management fees paid to the officers	42,448	30,000
Fees paid or accrued to directors	33,000	29,000
Stock-based compensation (Note 11)	-	1,342,596
	$75,448	$1,401,596

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of March 31, 2025, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 7).

At March 31, 2025, included in accounts payable and accrued liabilities is $nil (September 30, 2024 - $5,250) owed to current officers and directors.

At March 31, 2025, included in prepaid expense is $23,744 (September 30, 2024 - $30,721) of prepaid compensation to directors.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended March 31, 2025, the Company paid $Nil (September 30, 2024 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the six-month periods ended March 31, 2025 and 2024.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at March 31, 2025:

-	9,000,000,000 (September 30, 2024 – 8,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,653,305,519 (September 30, 2024 – 3,589,945,275) shares are issued.

-	2,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 926,438 (September 30, 2024 – 787,916) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the six-month period ended March 31, 2025

During the six-month period ended March 31, 2025, the Company issued:

_	17,000,000 common shares priced at $0.005 per share for cash proceeds of $85,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

During the year ended September 30, 2024, the Company issued:

−	551,974,976 common shares priced at $0.005 per share for cash proceeds of $2,759,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	45,000,000 common shares priced at $0.005 per share, offset by 10,841,192 shares returned to treasury pursuant to cashless option exercises with a net value of $34,158.
−	45,000,000 common shares priced at $0.005 per share, offset by 11,713,800 shares returned to treasury pursuant to cashless warrant exercises with a net value of $33,285.

Subsequent Issues

On May 5, 2025, 4,000,000 common shares priced at $0.005 per share for cash proceeds of $20,000 from a private placement of common shares.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of March 31, 2025, there are 3,258,893,999 (September 30, 2024 - 2,799,028,550) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2023	1,862,937,461	$0.0019
Issued	985,091,089	0.004
Exercised	(45,000,000)	0.005
Cancelled	(4,000,000)	0.005
Balance September 30, 2024	2,799,028,550	$0.0027
Issued	471,865,449	0.002
Exercised	(5,000,000)	0.005
Cancelled	(7,000,000)	0.005
Balance March 31, 2025	3,258,893,999	$0.0026

The following table summarizes the share purchase warrants outstanding at March 31, 2025:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	6.04	621,470,562
5/30/2022	360,000,000	0.005	2.17	360,000,000
6/30/2023	831,466,899	0.001	8.26	831,466,899
1/12/2024	137,091,089	0.001	8.79	137,091,089
4/25/2024	203,000,000	0.005	9.07	203,000,000
6/12/2024	10,000,000	0.005	9.20	-
8/18/2024	50,000,000	0.005	9.39	50,000,000
8/18/2024	447,000,000	0.005	9.39	-
9/6/2024	45,000,000	0.005	4.44	45,000,000
9/12/2024	54,000,000	0.005	4.45	54,000,000
9/17/2024	28,000,000	0.005	4.47	28,000,000
10/09/2024	357,865,449	0.001	9.53	357,865,449
10/29/2024	3,000,000	0.005	4.58	3,000,000
11/13/2024	5,000,000	0.005	4.62	5,000,000
12/02/2024	1,000,000	0.005	4.67	1,000,000
12/20/2024	3,000,000	0.005	4.72	5,000,000
01/02/2025	6,000,000	0.005	4.76	6,000,000
01/16/2025	55,000,000	0.005	9.80	55,000,000
01/19/2025	7,000,000	0.005	9.81	7,000,000
01/27/2025	13,000,000	0.005	9.83	13,000,000
02/14/2025	21,000,000	0.005	4.88	21,000,000
	3,258,893,999	$0.003	7.39	2,801,893,999

During the six-month period ended March 31, 2025, on February 14, 2025, the Company issued 21,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.33%, expected life of 5 years, annualized historical volatility of 143.28% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.013. During the six-month period ended March 31, 2025, share-based compensation expenses of $279,697 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on January 22, 2025, the Company issued 13,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.60%, expected life of 10 years, annualized historical volatility of 143.44% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the six-month period ended March 31, 2025, share-based compensation expenses of $105,084 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on January 19, 2025, the Company issued 7,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.61%, expected life of 10 years, annualized historical volatility of 143.01% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the six-month period ended March 31, 2025, share-based compensation expenses of $52,398 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on January 16, 2025, the Company issued 55,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.61%, expected life of 10 years, annualized historical volatility of 143.01% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the six-month period ended March 31, 2025, share-based compensation expenses of $428,084 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on January 2, 2025, the Company issued 6,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.94%, expected life of 5 years, annualized historical volatility of 119.63% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the six-month period ended March 31, 2025, share-based compensation expenses of $41,155 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on December 20, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.04%, expected life of 5 years, annualized historical volatility of 118.43% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the six-month period ended March 31, 2025, share-based compensation expenses of $16,862 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

During the six-month period ended March 31, 2025, on December 2, 2024, the Company issued 1,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.92%, expected life of 5 years, annualized historical volatility of 119.69% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the six-month period ended March 31, 2025, share-based compensation expenses of $5,642 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on November 13, 2024, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.12%, expected life of 5 years, annualized historical volatility of 120.79% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the six-month period ended March 31, 2025, share-based compensation expenses of $32,558 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, on October 29, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.02%, expected life of 5 years, annualized historical volatility of 122.87% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the six-month period ended March 31, 2025, share-based compensation expenses of $19,649 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the six-month period ended March 31, 2025, as of October 9, 2024, the Company issued 357,865,449 common share purchase warrants to purchase 357,865,449 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.27%, expected life of 10 years, annualized historical volatility of 126.80% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.01. During the six-month period ended March 31, 2025, share issuance cost of $3,577,476 (2024 - $nil) was recorded within the additional paid-in capital account.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

During the year ended September 30, 2024, on January 12, 2024, the Company issued 137,091,089 warrants to purchase common shares at a price of $0.001 per share for a period of 10 years from the date of issue to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.21%, expected life of 10 years, annualized historical volatility of 144.84% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.018. During the year ended September 30, 2024, share issuance cost of $2,431,780 was recorded within the additional paid-in capital account.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options (cont’d)

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2022	182,000,000	$0.024
Granted	75,000,000	0.005
Exercised	(32,500,000)	0.005
Cancelled / Expired	(15,000,000)	0.010
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(45,000,000)	0.005
Balance September 30, 2024	279,500,000	$0.005
Granted	-	-
Exercised	(5,000,000)	0.005
Balance March 31, 2025	274,500,000	$0.005

The following table summarizes the stock options outstanding at March 31, 2025:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
40,000,000	$0.005	1.06	40,000,000
64,500,000	0.005	2.16	64,500,000
65,000,000	0.005	3.17	65,000,000
105,000,000	0.005	3.79	105,000,000
274,500,000	$0.005	2.86	274,500,000

During the six-month period ended March 31, 2025, no options in the capital stock of the Company were issued, and 5,000,000 options were exercised (Note 11).

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

March 31, 2025

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

Preferred Share

During the six-month period ended March 31, 2025, 138,522 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438. During the six-month period ended March 31, 2025, share issued cost of $nil was charged against income from preferred shares issued.

During the year ended September 30, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the year ended September 30, 2024, share issued cost of $476 was charged against income from preferred shares issued.

During the year ended September 30, 2023, 138,420 preferred shares issued pursuant to the Anti-Dilution Clause of the SPA with a value of $138 which is recorded as stock-based compensation.

During the six-month period ended March 31, 2025, total stock-based compensation cost of $954,164 (2024 - $2,082,140) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at March 31, 2025, the aggregate intrinsic value of the Company’s stock options is $1,592,100 (September 30, 2024 - $1,173,900), and the total intrinsic value of options exercised during the period ended March 31, 2025 was $29,000 (September 30, 2024 - $189,000).

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On August 29, 2024, Verizon filed a motion for attorneys’ fees. On September 19, Verizon filed a motion for entry of bill of costs. On February 26, 2025, the Court denied VoIP-Pal’s motion for reconsideration of the final judgment. The case is closed but the motions for attorneys’ fees and costs remain pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On September 12, 2024, T-Mobile filed a motion for attorneys’ fees and entry of bill of costs. On February 26, 2025, the Court denied VoIP-Pal’s motion for reconsideration of the final judgment. The case is closed but the motions for attorneys’ fees and costs remain pending.

iv.	VoIP-Pal.com, Inc. v. Verizon Communications, Inc. 25-1602-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-672. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1603. The appeal is pending.

v.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. 25-1603-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-674. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1602. The appeal is pending.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

March 31, 2025

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

As at March 31, 2025 and September 30, 2024, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the six months ended March 31, 2025 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2024 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending March 31, 2025 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending March 31, 2025 and 2024

	Three months ending March 31		Increase/
	2025	2024	(Decrease)	Percent
General and administrative expenses	$(1,364,563)	$(2,723,539)	$(1,358,976)	50%
Amortization & depreciation	-	(35,115)	(35,115)	100%
Recovery of expenses previously paid	-	250,000	250,000	100%
Loss on settlement of AP	(34,763)	-	34,763	0%
Impairment on intangible assets	-	(157,450)	(157,450)	100%
Net loss	$(1,399,326)	$(2,666,104)	$(1,266,778)	48%

Comparison of the Six Months Ending March 31, 2025 and 2024

	Six months ending March 31		Increase/
	2025	2024	(Decrease)	Percent
General and administrative expenses	$(1,876,303)	$(3,257,293)	$(1,380,990)	42%
Amortization & depreciation	-	(70,230)	(70,230)	100%
Recovery of expenses previously paid	-	250,000	250,000	100%
Loss on settlement of AP	(34,763)	-	34,763	0%
Impairment on intangible assets	-	(157,450)	(157,450)	100%
Net loss	$(1,911,066)	$(3,234,973)	$(1,323,907)	41%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three- or six-months ending March 31, 2025 and 2024.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending March 31, 2025 totaled $1,364,563 compared to $2,723,539 during the same period in 2024. The decrease in general and administrative expenses of $1,358,976 or 50% less than in the previous period was primarily due to a $1,265,981 decrease in officers and director fees, and a $147,953 decrease in legal fees, offset by a $95,211 increase in professional fees and services.

General and administrative expenses for the six months ending March 31, 2025 totaled $1,876,303 compared to $3,257,593 during the same period in 2024. The decrease in general and administrative expenses of $1,380,990 or 42% less than the previous year, was primarily due to a $1,326,148 decrease in officers and director fees, and a $217,454 decrease in legal fees, offset by a $185,431 increase in professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months and six months ending March 31, 2025 totaled $nil and $nil compared to $35,115 and $70,230 during the same period in 2024, respectively.

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

OTHER ITEMS

Other items for the three- and six-months ending March 31, 2025 included impairment on intangible assets of $nil and $nil compared to $157,450 and $157,450 during the same periods in 2024, respectively.

Other items for the three- and six-months ending March 31, 2025 included loss on settlement of accounts payable of $34,763 and $34,763 compared to $nil and $nil during the same periods in 2024, respectively

INTEREST EXPENSE

The Company had no financing or interest costs for the three- and six-months ending March 31, 2025 and 2024.

NET LOSS

The Company reported a net loss of $1,399,326 for the three months ending March 31, 2025 compared to a net loss of $2,666,104 for the same period in 2024. The decrease in net loss of $1,266,778, or 48% less than the same period in 2024, was primarily due to a decrease in officers and directors’ fees and legal fees.

The Company reported a net loss of $1,911,066 for the six months ended March 31, 2025 compared to a net loss of $3,234,973 for the same period in 2024. The decrease in net loss of $1,323,907, or 41% less than same period in 2024 was due primarily to a decrease in officers and directors’ fees and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, the Company had an accumulated deficit of $105,268,848 as compared to an accumulated deficit of $103,357,782 at September 30, 2024. As of March 31, 2025, the Company had a working capital of $1,401,799 as compared to a working capital of $2,158,351 at September 30, 2024. The decrease in the Company’s working capital of $756,552 due to ongoing operating expenses during the period.

Net cash used by operations for the six months ending March 31, 2025 and 2024 was $999,219 and $730,098 respectively. The increase in net cash used for operations for the six months ending March 31, 2025 as compared to the six months ending March 31, 2024 was primarily due to a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ending March 31, 2025 and 2024 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the six months ending March 31, 2025 and 2024 was $85,000 and $757,500, respectively. The decrease in net cash provided by financing activities of $672,500 was due to lower amounts of equity raised and cash proceeds from private placements during the six months ending March 31, 2025 compared with $882,500 of equity raised and cash proceeds from private placements during the six months ending March 31, 2024.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at March 31, 2025, the Company had cash of $1,455,194 and current liabilities of $129,464 and incurred net loss of $1,911,066 during the six month period ended March 31, 2025; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at March 31, 2025, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending March 31, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the six-month period ended March 31, 2025, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2025, management believes that we are making progress to remediate the 2024 Material Weaknesses relating to its lack of proper controls over financial reporting of unusual and complex transactions. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2025:

-	No formal codes of conduct.
-	Lack of proper controls over financial reporting of unusual and complex transactions.

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct and the lack of proper controls over financial reporting of unusual and complex transactions.

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

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On August 29, 2024, Verizon filed a motion for attorneys’ fees. On September 19, Verizon filed a motion for entry of bill of costs. On February 26, 2025, the Court denied VoIP-Pal’s motion for reconsideration of the final judgment. The case is closed but the motions for attorneys’ fees and costs remain pending.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On September 12, 2024, T-Mobile filed a motion for attorneys’ fees and entry of bill of costs. On February 26, 2025, the Court denied VoIP-Pal’s motion for reconsideration of the final judgment. The case is closed but the motions for attorneys’ fees and costs remain pending.

iv.	VoIP-Pal.com, Inc. v. Verizon Communications, Inc. 25-1602-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-672. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1603. The appeal is pending.

v.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. 25-1603-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-674. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1602. The appeal is pending..

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

During the year ended September 30, 2024, on August 20, 2024, and then amended on September 10, 2024, the Company reached a settlement and release agreement with the Plaintiff. Pursuant to the settlement and release agreement, the Company agreed to issue 30,000,000 restricted common shares of the Company, with a value of $351,000, and in consideration of the agreement, the Plaintiff shall file a voluntary dismissal of its appeal immediately upon delivery of the certificates. During the six-month period ended March 31, 2025, on October 1, 2024, a share certificate of 30,000,000 restricted common shares was issued to the Plaintiff.

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

During the six-month period ended March 31, 2025, the Company issued:

_	17,000,000 common shares priced at $0.005 per share for cash proceeds of $85,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.
_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.
_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 15, 2025	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: May 15, 2025	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

