Form 10-Q
period 2025-06-30
Voip-pal.com Inc
filed 2025-08-05
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 5, the Registrant had 3,677,305,519 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at June 30, 2025

(Expressed in U.S. Dollars)

	June 30	September 30,
	2025	2024
ASSETS
CURRENT
Cash	$1,166,697	$2,369,413
Restricted cash	40,250	40,250
Prepaid expense	45,446	30,721
Retainer (Note 5)	35,322	18,749
TOTAL ASSETS	$1,287,715	$2,459,133
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$150,487	$300,782
TOTAL LIABILITIES	150,487	300,782
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 10)
Authorized 10,000,000,000 (September 30, 2024 – 8,000,000,000) common shares, par value of $0.001 and 2,000,000 (September 30, 2024 – 1,000,000) preferred shares, par value of $0.01
Issued 3,677,305,519 common shares (September 30, 2024 – 3,589,945,275) 926,438 preferred shares (September 30, 2024 – 787,916)	$3,153,771	$3,066,411
OBLIGATION TO ISSUE SHARES (Note 12)	-	351,000
PREFERRED SHARE CAPITAL (Note 10)	9,264	7,879
ADDITIONAL PAID-IN CAPITAL (Note 10)	103,054,854	102,090,843
DEFICIT	(105,080,661)	(103,357,782)
	1,137,228	2,158,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,287,715	$2,459,133

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

EXPENSES

Amortization (Note 6 & 7)	$-	$564	$-	$70,794
Officers and directors fees (Note 8 &11)	33,799	1,982,064	100,247	3,374,660
Legal fees	162,365	474,001	624,865	1,153,955
Office & general	49,611	106,856	168,062	247,651
Patent consulting fees	4,749	4,500	13,274	13,500
Professional fees & services (recovery) (Note 11)	(438,711)	1,033,644	781,668	2,068,592
Recovery of expenses previously paid	-	-	-	(250,000)
Total expenses	(188,187)	3,601,629	1,688,116	6,679,152
INCOME (LOSS) BEFORE OTHER EXPENSE	188,187	(3,601,629)	(1,688,116)	(6,679,152)

OTHER EXPENSE
Loss on settlement of accounts payable	-	-	34,763	-
Impairment on intangible assets (Note 6)	-	-	-	157,450
	-	-	34,763	157,450
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	188,187	(3,601,629)	(1,722,879)	(6,836,602)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,654,126,032	3,218,952,840	3,640,551,261	3,163,518,435

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Cash Flows used in Operating Activities
Loss for the period	$(1,722,879)	$(6,836,602)
Add items not affecting cash:
Stock-based compensation	408,371	4,827,683
Shares issued for services	25,000	25,000
Preferred shares issued for anti-dilution	1,385	-
Shares issued on settlement of accounts payable	34,763	-
Amortization	-	70,794
Impairment on intangible assets	-	157,450
Gain on settlement	-	-

Changes in non-cash working capital:
Retainer	(16,573)	7,303
Accounts payable and accrued liabilities	(123,058)	41,559
Prepaid expense	(14,725)	(22,161)
Cash Flows Used in Operations	(1,407,716)	(1,728,974)

Cash Flows from Financing Activities
Proceeds from private placement	205,000	2,425,875
Share subscriptions received in advance	-	103,000
Loan repayments	-	(250,000)
Cash Flows Provided by Financing Activities	205,000	2,278,875

Increase (decrease) in cash	(1,202,716)	549,901

Cash, beginning of the period	2,369,413	2,217,589

Cash, end of the period	$1,166,697	$2,767,490

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. dollars)

Nine Months Ended June 30, 2024

	Common shares		Preferred shares		Shares to be	Additional Paid-in
	Number	Par Value	Number	Par Value	Issued	Capital	Deficit	Total
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$(93,185,588)	$2,426,692
Shares issued for private placement	485,174,976	485,175	-	-	-	1,940,700	-	2,425,875
Share subscriptions received in advance	-	-	-	-	103,000	-	-	103,000
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	-	(200,000)	-	(250,000)
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	52,885	529	-	(476)	-	53
Shares issued on cashless exercise of stock options	46,957,643	46,957	-	-	-	(46,957)	-	-
Stock-based compensation	-	-	-	-	-	4,827,630	-	4,827,630
Loss for the period	-	-	-	-	-	-	(6,836,602)	(6,836,602)
Balance at June 30, 2024	3,502,657,910	$2,979,125	787,916	$7,879	$103,000	$99,686,084	$(100,022,190)	$2,721,648

Three Months Ended June 30, 2024

	Common shares		Preferred shares		Shares to be	Additional Paid-in
	Number	Par Value	Number	Par Value	Issued	Capital	Deficit	Total
Balance at April 1, 2024	3,169,442,847	$2,645,911	787,916	$7,879	$-	$95,698,183	$(96,420,561)	$1,931,412
Shares issued for private placement	308,674,976	308,675	-	-	-	1,234,700	-	1,543,375
Share subscriptions received in advance	-	-	-	-	103,000	-	-	103,000
Share cancelled for private placement returned	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	-	-	-	-
Shares issued – preferred shares	-	-	-	-	-	-	-	-
Shares issued on cashless exercise of stock options	24,540,087	24,539	-	-	-	(24,539)	-	-
Stock-based compensation	-	-	-	-	-	2,745,490	-	2,745,490
Loss for the period	-	-	-	-	-	-	(3,601,629)	(3,601,629)
Balance at June 30, 2024	3,502,657,910	$2,979,125	787,916	$7,879	103,000	$99,686,084	$(100,022,190)	$2,721,648

Nine Months Ended June 30, 2025

	Common Shares		Preferred Shares		Shares to be	Additional Paid-in
	Number	Par Value	Number	Par Value	Issued Value	Capital	Deficit	Total
Balance at October 1, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351
Shares issued for private placement	41,000,000	41,000	-	-	-	164,000	-	205,000
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued to settle accounts payable	5,000,000	5,000	-	-	-	57,000	-	62,000
Shares issued – preferred shares	-	-	138,522	1,385	-	-	-	1,385
Shares issued on cashless exercise of stock options	3,344,371	3,344	-	-	-	(3,344)	-	-
Shares issued on cashless exercise of warrants	3,015,873	3,016	-	-	-	(3,016)	-	-
Stock-based compensation	-	-	-	-	-	408,371	-	408,371
Shares issued for loss on settlement of litigation	30,000,000	30,000	-	-	(351,000)	321,000	-	-
Loss for the period	-	-	-	-	-	-	(1,722,879)	(1,722,879)
Balance at June 30, 2025	3,677,305,519	$3,153,771	926,438	$9,264	$-	$103,054,854	$(105,080,661)	$1,137,228

Three Months Ended June 30, 2025

	Common Shares		Preferred Shares		Shares to be	Additional Paid-in
	Number	Par Value	Number	Par Value	Issued Value	Capital	Deficit	Total
Balance at April 1, 2025	3,653,305,519	$3,129,771	926,438	$9,264	$-	$103,531,612	$(105,268,848)	$1,401,799
Shares issued for private placement	24,000,000	24,000	-	-	-	96,000	-	120,000
Shares issued to settle accounts payable	-	-	-	-	-	-	-	-
Shares issued on cashless exercise of stock options	-	-	-	-	-	-	-	-
Shares issued on cashless exercise of warrants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	(572,758)	-	(572,758)
Income (loss) for the period	-	-	-	-	-	-	188,187	188,187
Balance at June 30, 2025	3,677,305,519	$3,153,771	926,438	$9,264	$-	$103,054,854	$(105,080,661)	$1,137,228

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at June 30, 2025, had an accumulated deficit of $105,080,661 (September 30, 2024 - $103,357,782). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuance of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2025, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,166,697 in cash on June 30, 2025 (September 30, 2024 - $2,369,413). The Company also had $40,250 restricted cash on June 30, 2025 (September 30, 2024 - $40,250) which is a collateral GIC held for the Company’s corporate credit card.

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

June 30, 2025

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

For the period ended June 30, 2025 and the year ended September 30, 2024, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

June 30, 2025

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of June 30, 2025, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $916,697.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective for the reporting period beginning on October 1, 2024. The adoption of this standard did not result in any additional disclosure as the Company only has one reportable segment and does not generate any revenue.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant which among other items include items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact the Company’s condensed consolidated financial position, results of operations, or cash flows.

Certain other new standards and interpretations have been issued but are not expected to have a material impact on the Company’s financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause were recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 10 and 11).

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

Pursuant to the 2023 Amendments, during the nine months period ended June 30, 2025, the Seller was issued 357,865,449 share purchase warrants and 138,522 series A preferred shares on October 9, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account.

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $35,322 as of June 30, 2025 (September 30, 2024 - $18,749). The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 6. INTANGIBLE ASSETS

The Company acquired certain patents and technology from Digifonica in December 2013 (Note 4). These assets have been recorded in the consolidated financial statements as intangible assets. These assets are being amortized over 12 years on a straight-line basis.

As at September 30, 2024, the Company concluded that the carrying value of the intangible assets were fully impaired based on its estimate of fair value is lower than the carrying value of the intangible asset.

A summary of intangible assets as of June 30, 2025 and September 30, 2024 is as follows:

	June 30, 2025	September 30, 2024
VoIP Intellectual property and patents	$-	$1,552,416
Impairment	-	(157,450)
Accumulated amortization	-	(1,394,966)
Net book value	$-	$-

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

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, 2024, the Company paid back another $125,000 loan to the related party. As of June 30, 2025, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 8).

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s senior officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the interim periods ended June 30, 2025 and 2024 includes:

	June 30, 2025	June 30, 2024
Management fees paid to the officers	59,247	57,000
Fees paid or accrued to directors	54,500	37,500
Stock-based compensation (Note 11)	-	3,293,660
	$113,747	$3,388,160

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of June 30, 2025, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 7).

At June 30, 2025, included in accounts payable and accrued liabilities is $1,599 (September 30, 2024 - $5,250) owed to current officers and directors.

At June 30, 2025, included in prepaid expense is $45,446 (September 30, 2024 - $30,721) of prepaid compensation to directors.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended June 30, 2025, the Company paid $Nil (September 30, 2024 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the nine-month periods ended June 30, 2025 and 2024.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at June 30, 2025:

-	10,000,000,000 (September 30, 2024 – 8,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,677,305,519 (September 30, 2024 – 3,589,945,275) shares are issued.

-	2,000,000 series A preferred shares authorized with a par value of $0.01 each, of which 926,438 (September 30, 2024 – 787,916) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the nine-month period ended June 30, 2025

During the nine-month period ended June 30, 2025, the Company issued:

_	41,000,000 common shares priced at $0.005 per share for cash proceeds of $205,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

During the year ended September 30, 2024, the Company issued:

−	551,974,976 common shares priced at $0.005 per share for cash proceeds of $2,759,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	45,000,000 common shares priced at $0.005 per share, offset by 10,841,192 shares returned to treasury pursuant to cashless option exercises with a net value of $34,158.
−	45,000,000 common shares priced at $0.005 per share, offset by 11,713,800 shares returned to treasury pursuant to cashless warrant exercises with a net value of $33,285.

Subsequent Issues

Subsequent to the period ended June 30, 2025, on July 16, 2025, the Company issued 610,000,000 warrants to purchase 610,000,000 common shares exercisable at a price of $0.005 for a period of ten years from the date of grant to directors and consultants.

Subsequent to the period ended June 30, 2025, on July 21, 2025, the Company issued 1,000,000 common shares priced at $0.005 per share for cash proceeds of $5,000 from a private placement of common shares.

On June 20, 2025, the Company entered into a securities purchase agreement with an investor whereby the investor committed to purchase 20,000,000 common shares and nine additional allotments of 20,000,000 common shares priced at $0.005 over a period of nine months for aggregate proceeds of $1,000,000. Subsequent to the period ended June 30, 2025, on July 25, 2025, the Company issued 20,000,000 common shares priced at $0.005 per share for cash proceeds of $100,000 pursuant to this agreement.

On July 8, 2025, the Company entered into a securities purchase agreement with an investor whereby the investor committed to purchase 2,000,000 common shares and eleven additional allotments of 2,000,000 common shares priced at $0.005 over a period of eleven months for aggregate proceeds of $120,000. Subsequent to the period ended June 30, 2025, on July 25, 2025, the Company issued 2,000,000 common shares priced at $0.005 per share for cash proceeds of $10,000 pursuant to this agreement.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of June 30, 2025, there are 3,258,893,999 (September 30, 2024 - 2,799,028,550) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2023	1,862,937,461	$0.0019
Issued	985,091,089	0.004
Exercised	(45,000,000)	0.005
Cancelled	(4,000,000)	0.005
Balance September 30, 2024	2,799,028,550	$0.0027
Issued	471,865,449	0.002
Exercised	(5,000,000)	0.005
Cancelled	(7,000,000)	0.005
Balance June 30, 2025	3,258,893,999	$0.0026

The following table summarizes the share purchase warrants outstanding at June 30, 2025:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	5.79	621,470,562
5/30/2022	360,000,000	0.005	1.92	360,000,000
6/30/2023	831,466,899	0.001	8.01	831,466,899
1/12/2024	137,091,089	0.001	8.54	137,091,089
4/25/2024	203,000,000	0.005	8.82	203,000,000
6/12/2024	10,000,000	0.005	8.96	-
8/18/2024	50,000,000	0.005	9.14	50,000,000
8/18/2024	447,000,000	0.005	9.14	-
9/6/2024	45,000,000	0.005	4.19	45,000,000
9/12/2024	54,000,000	0.005	4.21	54,000,000
9/17/2024	28,000,000	0.005	4.22	28,000,000
10/09/2024	357,865,449	0.001	9.28	357,865,449
10/29/2024	3,000,000	0.005	4.33	3,000,000
11/13/2024	5,000,000	0.005	4.38	5,000,000
12/02/2024	1,000,000	0.005	4.43	1,000,000
12/20/2024	3,000,000	0.005	4.48	3,000,000
01/02/2025	6,000,000	0.005	4.51	6,000,000
01/16/2025	55,000,000	0.005	9.55	-
01/19/2025	7,000,000	0.005	9.56	-
01/22/2025	13,000,000	0.005	9.57	-
02/14/2025	21,000,000	0.005	9.63	21,000,000
	3,258,893,999	$0.003	7.18	2,726,893,999

During the nine-month period ended June 30, 2025, on February 14, 2025, the Company issued 21,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.33%, expected life of 5 years, annualized historical volatility of 110.99% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.013. During the nine-month period ended June 30, 2025, share-based compensation expenses of $279,697 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss. On May 9, 2025, the Company amended the period of the warrants from 5 years to 10 years resulting in additional share-based compensation expenses of $12,808.

During the nine-month period ended June 30, 2025, on January 22, 2025, the Company issued 13,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to a consultant for professional services received. Exercisability of the warrants is contingent on the occurrence of certain events.

During the nine-month period ended June 30, 2025, on January 19, 2025, the Company issued 7,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants for professional services received. Exercisability of the warrants is contingent on the occurrence of certain events.

During the nine-month period ended June 30, 2025, on January 16, 2025, the Company issued 55,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants for professional services received. Exercisability of the warrants is contingent on the occurrence of certain events.

During the nine-month period ended June 30, 2025, on January 2, 2025, the Company issued 6,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.94%, expected life of 5 years, annualized historical volatility of 119.63% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the nine-month period ended June 30, 2025, share-based compensation expenses of $41,155 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2025, on December 20, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.04%, expected life of 5 years, annualized historical volatility of 118.43% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the nine-month period ended June 30, 2025, share-based compensation expenses of $16,862 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

During the nine-month period ended June 30, 2025, on December 2, 2024, the Company issued 1,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.92%, expected life of 5 years, annualized historical volatility of 119.69% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the nine-month period ended June 30, 2025, share-based compensation expenses of $5,642 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2025, on November 13, 2024, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.12%, expected life of 5 years, annualized historical volatility of 120.79% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the nine-month period ended June 30, 2025, share-based compensation expenses of $32,558 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2025, on October 29, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.02%, expected life of 5 years, annualized historical volatility of 122.87% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the nine-month period ended June 30, 2025, share-based compensation expenses of $19,649 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2025, as of October 9, 2024, the Company issued 357,865,449 common share purchase warrants to purchase 357,865,449 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.27%, expected life of 10 years, annualized historical volatility of 126.80% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.01. During the nine-month period ended June 30, 2025, share issuance cost of $3,577,476 (2024 - $nil) was recorded within the additional paid-in capital account.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Options (cont’d)

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(45,000,000)	0.005
Balance September 30, 2024	279,500,000	$0.005
Granted	-	-
Exercised	(5,000,000)	0.005
Balance June 30, 2025	274,500,000	$0.005

The following table summarizes the stock options outstanding at June 30, 2025:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
40,000,000	$0.005	0.81	40,000,000
64,500,000	0.005	1.92	64,500,000
65,000,000	0.005	2.92	65,000,000
105,000,000	0.005	3.54	105,000,000
274,500,000	$0.005	2.61	274,500,000

During the nine-month period ended June 30, 2025, no options in the capital stock of the Company were issued, and 5,000,000 options were exercised.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2025

NOTE 11.	STOCK-BASED COMPENSATION (CONT’D)

Preferred Share

During the nine-month period ended June 30, 2025, 138,522 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438. During the nine-month period ended June 30, 2025, share issued cost of $nil was charged against income from preferred shares issued.

During the year ended September 30, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the year ended September 30, 2024, share issued cost of $476 was charged against income from preferred shares issued.

During the nine-month period ended June 30, 2025, total stock-based compensation cost of $408,371 (2024 - $4,827,683) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at June 30, 2025, the aggregate intrinsic value of the Company’s stock options is $1,592,100 (September 30, 2024 - $1,173,900), and the total intrinsic value of options exercised during the period ended June 30, 2025 was $29,000 (September 30, 2024 - $189,000).

NOTE 12. CONTINGENT LIABILITIES

Patent Litigation

The Company is party to patent and patent-related litigation cases as follows:

i.	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On June 30, 2025, the parties filed a joint motion to dismiss all claims with prejudice. The motion and the case are pending.

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

June 30, 2025

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

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc. and co-defendants, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court.

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

As at June 30, 2025 and September 30, 2024, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the nine months ended June 30, 2025 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2024 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2025 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2025 and 2024

	Three months ending June 30		Increase/
	2025	2024	(Decrease)	Percent
General and administrative expenses	$188,187	$(3,601,065)	$(3,789,252)	-105%
Amortization & depreciation	-	(564)	(564)	-100%
Net income (loss)	$188,187	$(3,601,629)	$(3,789,816)	-105%

Comparison of the Nine Months Ending June 30, 2025 and 2024

	Nine months ending June 30		Increase/
	2025	2024	(Decrease)	Percent
General and administrative expenses	$(1,688,116)	$(6,858,358)	$(5,170,242)	-75%
Amortization & depreciation	-	(70,794)	(70,794)	-100%
Gain on debt settlement	-	250,000	250,000	100%
Loss on settlement of AP	(34,763)	-	(34,763)	-100%
Impairment on intangible assets	-	(157,450)	157,450	100%
Net loss	$(1,722,879)	$(6,836,602)	$(5,113,723)	-75%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three- or nine-months ending June 30, 2025 and 2024.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2025 totaled ($188,187) compared to $3,601,065 during the same period in 2024. The decrease in general and administrative expenses of $3,789,252 or 105% less than in the previous period was primarily due to a $1,948,265 decrease in officers and director fees, a $311,636 decrease in legal fees, and a $1,472,355 decrease in professional fees and services.

General and administrative expenses for the nine months ending June 30, 2025 totaled $1,688,116 compared to $6,858,358 during the same period in 2024. The decrease in general and administrative expenses of $5,170,242 or 75% less than the previous year, was primarily due to a $3,274,413 decrease in officers and director fees, and a $529,090 decrease in legal fees, and a $1,286,924 decrease in professional fees and services.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months and nine months ending June 30, 2025 totaled $nil and $nil compared to $564 and $70,794 during the same period in 2024, respectively.

The Company follows GAAP (ASC 350) and is amortizing its intangibles over the remaining patent life of 12 years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company relate primarily to the Company’s acquisition of Digifonica (International) Limited.

OTHER ITEMS

Other items for the three- and nine-months ending June 30, 2025 included impairment on intangible assets of $nil and $nil compared to $nil and $157,450 during the same periods in 2024, respectively.

Other items for the three- and nine-months ending June 30, 2025 included loss on settlement of AP of $nil and $34,763 compared to $nil and $nil during the same periods in 2024, respectively

INTEREST EXPENSE

The Company had no financing or interest costs for the three- and nine-months ending June 30, 2025 and 2024.

NET LOSS

The Company reported a net profit of $188,187 for the three months ending June 30, 2025 compared to a net loss of $3,601,629 for the same period in 2024. The decrease in net loss of $3,789,816, or 105% less than the same period in 2024, was primarily due to a decrease in officers and directors’ fees, legal fees and professional fees and services.

The Company reported a net loss of $1,722,879 for the nine months ended June 30, 2025 compared to a net loss of $6,836,602 for the same period in 2024. The decrease in net loss of $5,113,723, or 75% less than same period in 2024 was due primarily to a decrease in officers and directors’ fees, legal fees and professional fees and services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, the Company had an accumulated deficit of $105,080,661 as compared to an accumulated deficit of $103,357,782 at September 30, 2024. As of June 30, 2025, the Company had a working capital of $1,137,228 as compared to a working capital of $2,158,351 at September 30, 2024. The decrease in the Company’s working capital of $1,021,123 due to ongoing operating expenses during the period.

Net cash used by operations for the nine months ending June 30, 2025 and 2024 was $1,407,716 and $1,728,974 respectively. The decrease in net cash used for operations for the nine months ending June 30, 2025 as compared to the nine months ending June 30, 2024 was primarily due to a decrease in net loss.

Net cash used in investing activities for the nine months ending June 30, 2025 and 2024 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the nine months ending June 30, 2025 and 2024 was $205,000 and $2,278,875, respectively. The decrease in net cash provided by financing activities of $2,073,875 was due to lower amounts of equity raised and cash proceeds from private placements during the nine months ending June 30, 2025 compared with $2,425,875 of equity raised and cash proceeds from private placements during the nine months ending June 30, 2024.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at June 30, 2025, the Company had cash of $1,166,697 and current liabilities of $150,487 and incurred net loss of $1,722,879 during the nine month period ended June 30, 2025; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at June 30, 2025, no bonusable event has occurred and there is no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending June 30, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the nine-month period ended June 30, 2025, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2025, management believes that we are making progress to remediate the 2024 Material Weaknesses relating to its lack of proper controls over financial reporting of unusual and complex transactions. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2025:

-	No formal codes of conduct.
-	Lack of proper controls over financial reporting of unusual and complex transactions.

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct and the lack of proper controls over financial reporting of unusual and complex transactions.

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

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On June 30, 2025, the parties filed a joint motion to dismiss all claims with prejudice. The motion and the case are pending.

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

During the year ended September 30, 2022, the Court entered a judgment in favor of VoIP-Pal.com Inc. and co-defendants, dismissing the 2020 case. The Plaintiffs filed an appeal with the Nevada Supreme Court.

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

During the year ended September 30, 2024, on August 20, 2024, and then amended on September 10, 2024, the Company reached a settlement and release agreement with the Plaintiff. Pursuant to the settlement and release agreement, the Company agreed to issue 30,000,000 restricted common shares of the Company, with a value of $351,000, and in consideration of the agreement, the Plaintiff shall file a voluntary dismissal of its appeal immediately upon delivery of the certificates. During the nine-month period ended June 30, 2025, on October 1, 2024, a share certificate of 30,000,000 restricted common shares was issued to the Plaintiff.

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

During the nine-month period ended June 30, 2025, the Company issued:

_	41,000,000 common shares priced at $0.005 per share for cash proceeds of $205,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 5, 2025	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 5, 2025	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

