Form 10-K
period 2025-09-30
Voip-pal.com Inc
filed 2025-12-23
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2025

or

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of December 19, 2025
Common Stock, $0.001 par value per share	3,755,305,519

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

Amount Spent on Research and Development

For the two years ended September 30, 2025 and 2024, the Company has incurred no research and development expenses.

Employees

We have no employees. The Company utilizes various consultants and contractors for other services.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

During the year ended September 30, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On September 5, 2025, the Court granted the parties’ joint motion to dismiss. The case is closed.

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On August 29, 2024, Verizon filed a motion for attorneys’ fees. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 19, Verizon filed a motion for entry of bill of costs. On August 8, 2025, the Court denied Verizon’s motion for attorneys’ fees and granted-in-part its motion for entry of bill of costs. On September 26, 2025, the parties filed a stipulation of dismissal with prejudice of all claims with each side to bear their own fees and costs. The case is closed.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 12, 2024, T-Mobile filed a motion for attorneys’ fees and entry of bill of costs. On February 26, 2025, the Court denied VoIP-Pal’s motion for reconsideration of the final judgment. On August 8, 2025, the Court denied T-Mobile’s motion for attorneys’ fees and granted-in-part its motion for entry of bill of costs. On October 7, 2025, the parties filed a stipulation of dismissal with prejudice of all claims with each side to bear their own fees and costs. The case is closed.

iv.	VoIP-Pal.com, Inc. v. Verizon Communications, Inc. 25-1602-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-672. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1603. On September 26, 2025, the parties filed a Joint Stipulation of Voluntary Dismissal. On October 24, 2025, the Federal Circuit ordered that the appeal be voluntarily dismissed with each side to bear their own costs. The case is closed.

v.	Vo IP-Pal.com, Inc. v. T-Mobile USA, Inc. 25-1603-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-674. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1602. On October 7, 2025, the parties filed a Joint Stipulation of Voluntary Dismissal. On October 24, 2025, the Federal Circuit ordered that the appeal be voluntarily dismissed with each side to bear their own costs. The case is closed.

vi.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. 25-2091-IH

On September 9, 2025, T-Mobile filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-674 regarding the denial of its motion for attorney’s fees. On October 7, 2025, the parties filed a Joint Stipulation of Voluntary Dismissal. On October 24, 2025, the Federal Circuit ordered that the appeal be voluntarily dismissed with each side to bear their own costs. The case is closed.

vii.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. Case No. 6-24-cv-298 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile alleging infringement of U.S. Patent Nos. 8,542,815, 9,179,005, and 10,218,606. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

viii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-299 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,542,815 and 9,179,005. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

ix.	VoIP-Pal v. AT&T, et al., 24-cv-02395-RC

This was an antitrust litigation case filed on August 17, 2024. This case was voluntarily dismissed on October 25, 2024.

x.	Leon, et al. v. AT&T, et al., 24-cv-02397-RDM

This was a class action lawsuit filed on August 18, 2024. This case was voluntarily dismissed on October 25, 2025.

xi.	VoIP-Pal v. AT&T, et al., 1:24-cv-03051-RDM

This is an on-going antitrust litigation case filed on October 25, 2024. It was amended on December 17, 2024, and a second amended complaint was filed on August 22, 2025. The defendants have filed a motion to dismiss. That motion is fully briefed and we are waiting for the Court’s decision. It is too early in the litigation to predict the anticipated results.

xii.	Inza, et al. v. AT&T, et al., 24-cv-03054-RDM

This is a class action lawsuit filed on October 25, 2024. The complaint was amended on January 27, 2025 and again on April 22, 2025. The defendants filed a motion to send the case to arbitration. The motion is fully briefed and we are waiting for the Court’s decision. It is too early in the litigation to predict the anticipated results.

xiii.	VoIP-Pal v. Apple, et al., 25-cv-01843-RDM

This is an antritrust lawsuit filed on June 11, 2025, amended on September 21, 2025. The Defendant’s responsive pleading is due on January 15, 2025. It is too early in the litigation to predict the anticipated results.

xiv.	Inza, et al. v. Apple, et al., 25-cv-01970-RDM

This is a class action lawsuit filed on June 24, 2025 and amended on September 21, 2025. The Defendant’s responsive pleading is due on January 15, 2025. It is too early in the litigation to predict the anticipated results.

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

During the year ended September 30, 2024, on August 20, 2024, and then amended on September 10, 2024, the Company reached a settlement and release agreement with the Plaintiff. Pursuant to the settlement and release agreement, the Company agreed to issue 30,000,000 restricted common shares of the Company, with a value of $351,000, and in consideration of the agreement, the Plaintiff shall file a voluntary dismissal of its appeal immediately upon delivery of the certificates. During the year ended September 30, 2025, on October 1, 2024, a share certificate of 30,000,000 restricted common shares was issued to the Plaintiff.

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

Holders

We had approximately 576 holders of record of our common stock as of September 30, 2025 according to the books of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

During the year ended September 30, 2025, the Company did not grant any option to purchase common shares.

As at September 30, 2025, the Company has 274,500,000 stock options outstanding at an average exercise price of $0.005 per share, with a remaining contractual life of an average of 2.36 years, of which 274,500,000 are vested and exercisable.

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

During the year ended September 30, 2025, the Company issued 5,000,000 shares of common stock at a price of $0.005 per share to various individuals or entities for services with an aggregate value of $25,000.

Securities Issued for Cash Proceeds

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

During the year ended September 30, 2025, the Company issued 110,000,000 common shares priced at $0.005 per common share to various individuals or entities for cash proceeds of $550,000 from the private placement of common shares.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2025 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2024 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the year ending September 30, 2025 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Years Ending September 30, 2025 and 2024

	Year Ended September 30,		Increase
	2025	2024	(Decrease)	Percentage
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross margin	-	-	-	-
General and administrative expenses	(6,244,756)	(9,592,512)	(3,347,756)	-35%
Amortization & depreciation	-	(71,232)	(71,232)	-100%
Other (expense) income	17,603	(508,450)	(526,053)	-103%
Net loss	$(6,227,153)	$(10,172,194)	$(3,945,041)	-39%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the years ending September 30, 2025 and 2024.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ending September 30, 2025 totaled $6,244,756 compared to $9,592,512 during the year ending September 30, 2024. The decrease in general and administrative expenses of $3,347,756 or 35% less than the previous year, was primarily due to a $2,788,146 decrease in officers and director fees and a decrease of $816,407 in legal fees.

AMORTIZATION AND DEPRECIATION

Amortization of the intellectual VoIP communications patent properties and depreciation of fixed assets for the year ending September 30, 2025 totaled $nil compared to $71,232 for the year ended September 30, 2024.

The Company follows GAAP (FAS 142) and is amortizing its intangibles over an estimated patent life of twelve (12) years. The Company evaluates its intangible assets annually and determines if the fair market value is less than its historical cost. If the fair market value is less, then impairment expense is recorded on the Company’s financial statements. The intangible assets on the financial statements of the Company related primarily to the Company’s acquisition of Digifonica (International) Limited.

OTHER ITEMS

Other expense for the year ending September 30, 2025 totaled $17,603 compared to ($508,450) during 2024. The Company recorded $17,603 gain on settlement of accounts payable during the year ended September 30, 2025. The Company recorded $157,450 impairment of its intangible assets and $351,000 loss on settlement of litigation during the year ended September 30, 2024.

INTEREST EXPENSE

The Company had no financing or interest costs for the years ending September 30, 2025 and 2024.

NET LOSS

The Company reported a net loss of $6,227,153 for the year ended September 30, 2025 compared to a net loss of $10,172,194 for the year ended September 30, 2024. The decrease in net loss of $3,945,041 or 39% less than the previous year was primarily due to a decrease in legal fees and officer and director fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, the Company had an accumulated deficit of $109,584,935 as compared to an accumulated deficit of $103,357,782 at September 30, 2024. As of September 30, 2025, the Company had working capital of $969,267 as compared to working capital of $2,158,351 at September 30, 2024.

Net cash used by operations for the years ending September 30, 2025 and 2024 was $1,858,914 and $2,358,051, respectively. The decrease in net cash used for operations for the year ending September 30, 2025 as compared to the year ending September 30, 2024 was primarily due to an decrease in general and administrative expenses.

Net cash used in investing activities for the years ending September 30, 2025 and 2024 was $Nil.

Net cash provided from financing activities for the years ending September 30, 2025 and 2024 was $550,000 and $2,509,875, respectively. The decrease in net cash provided by financing activities of $1,959,875 was due to lower amounts of equity raised and less cash proceeds from private placements during the year ending September 30, 2025.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, and the exercise of warrants from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at September 30, 2025, the Company had cash of $1,060,499 and current liabilities of $173,932 and incurred net loss of $6,227,153 during the year ended September 30, 2025; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at September 30, 2025, no bonusable event had occurred and there was no Performance Bonus payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

VOIP-PAL.COM INC.

CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year ending September 30, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Voip-Pal.com Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Voip-Pal.com Inc. (the “Company”), as of September 30, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Voip-Pal.com Inc. as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended September 30, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in various stages of product development and continues to incur losses and, as at September 30, 2025, had an accumulated deficit of $109,584,935. These material uncertainties raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PCAOB ID: 731

December 19, 2025

VOIP-PAL.COM INC.

CONSOLIDATED BALANCE SHEETS

As at

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2025	2024
ASSETS
CURRENT
Cash	$1,060,499	$2,369,413
Restricted cash	40,250	40,250
Prepaid expense (Note 8)	40,295	30,721
Retainer (Note 5)	2,155	18,749
TOTAL ASSETS	$1,143,199	$2,459,133
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$173,932	$300,782
TOTAL LIABILITIES	173,932	300,782
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 10) Authorized 10,000,000,000 (2024 – 8,000,000,000) common shares, par value of $0.001 and 2,000,000 (2024 – 1,000,000) preferred shares, par value of $0.01 Issued 3,746,305,519 common shares (2024 – 3,589,945,275) 926,438 preferred shares (2024 – 787,916)	$3,222,771	$3,066,411
OBLIGATION TO ISSUE SHARES (Note 14)	-	351,000
PREFERRED SHARE CAPITAL (Note 10)	9,264	7,879
ADDITIONAL PAID-IN CAPITAL (Note 10)	107,322,167	102,090,843
DEFICIT	(109,584,935)	(103,357,782)
	969,267	2,158,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,143,199	$2,459,133

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the Fiscal Years ending

(Expressed in U.S. Dollars)

	September 30,	September 30,
	2025	2024
EXPENSES

Amortization (Note 6)	$-	$71,232
Officers and Directors fees (Note 8)	1,556,280	4,344,426
Legal fees	841,258	1,657,665
Office & general	336,087	343,553
Patent consulting fees	18,022	18,000
Professional fees & services	3,493,109	3,478,868
Recovery of expenses previously paid	-	(250,000
Total expenses	$6,244,756	$9,663,744
OTHER INCOME
Impairment on intangible assets (Note 6)	-	157,450
Loss on settlement of litigation (Note 12, 14)	-	351,000
Gain on settlement of accounts payable (Note 12)	(17,603)	-
	(17,603)	508,450

LOSS AND COMPREHENSIVE LOSS FOR THE YEAR	$(6,227,153)	$(10,172,194)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding, basic and diluted	3,656,152,334	3,242,657,558

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years ended

(Expressed in U.S. Dollars)

	September 30, 2025	September 30, 2024
Cash Flows used in Operating Activities
Loss for the year	$(6,227,153)	$(10,172,194)
Add items not affecting cash:
Shares issued for services	25,000	25,000
Preferred shares issued for anti-dilution	1,385	53
Amortization	-	71,232
Gain on settlement of accounts payable	(17,603)	-
Loss on settlement of litigation	-	351,000
Impairment on intangible assets	-	157,450
Stock-based compensation	4,399,684	7,017,925
Changes in non-cash working capital:
Retainer	16,594	17,434
Restricted cash	-	(40,250)
Accounts payable and accrued liabilities	(47,247)	239,020
Prepaid expense	(9,574)	(24,721)
Cash Flows Used in Operations	(1,858,914)	(2,358,051)
Cash Flows from Financing Activities
Proceeds from private placement	550,000	2,759,875
Loan repayments	-	(250,000)
Cash Flows Provided by Financing Activities	550,000	2,509,875
Increase (decrease) in cash	(1,308,914)	151,824
Cash, beginning of the year	2,369,413	2,217,589
Cash, end of the year	$1,060,499	$2,369,413

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollars)

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2023	3,015,525,291	$2,491,993	735,031	$7,350	$-	$93,112,937	$(93,185,588)	$2,426,692
Shares issued for private placement	551,974,976	551,975	-	-	-	2,207,900	-	2,759,875
Share cancelled for private placement returned	(50,000,000)	(50,000)	-	-	-	(200,000)	-	(250,000)
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	52,885	529	-	(476)	-	53
Stock-based compensation	-	-	-	-	-	7,017,925	-	7,017,925
Exercise of stock options	45,000,000	45,000	-	-	-	(45,000)	-	-
Return to treasury for cashless option exercise	(10,841,192)	(10,842)	-	-	-	10,842	-	-
Exercise of warrants	45,000,000	45,000	-	-	-	(45,000)	-	-
Return to treasury for cashless warrant exercise	(11,713,800)	(11,715)	-	-	-	11,715	-	-
Loss on settlement of litigation	-	-	-	-	351,000	-	-	351,000
Loss for the year	-	-	-	-	-	-	(10,172,194)	(10,172,194)
Balance at September 30, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351

Shares issued for private placement	110,000,000	110,000	-	-	-	440,000	-	550,000
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued to settle accounts payable	5,000,000	5,000	-	-	-	57,000	-	62,000
Shares issued – preferred shares	-	-	138,522	1,385	-	-	-	1,385
Stock-based compensation	-	-	-	-	-	4,399,684	-	4,399,684
Exercise of stock options	5,000,000	5,000	-	-	-	(5,000)	-	-
Return to treasury for cashless option exercise	(1,655,629)	(1,656)	-	-	-	1,656	-	-
Exercise of warrants	5,000,000	5,000	-	-	-	(5,000)	-	-
Return to treasury for cashless warrant exercise	(1,984,127)	(1,984)	-	-	-	1,984	-	-
Loss on settlement of litigation	30,000,000	30,000	-	-	(351,000)	321,000	-	-
Loss for the year	-	-	-	-	-	-	(6,227,153)	(6,227,153)
Balance at September 30, 2025	3,746,305,519	$3,222,771	926,438	$9,264	$-	$107,322,167	$(109,584,935)	$969,267

The accompanying notes are an integral part of these consolidated financial statements

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at September 30, 2025, had an accumulated deficit of $109,584,935 (September 30, 2024 - $103,357,782). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and the exercise of warrants from investors. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at September 30, 2025, Digifonica had no activities.

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

Cash and Restricted Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $1,060,499 in cash on September 30, 2025 (September 30, 2024 - $2,369,413). The Company also had $40,250 restricted cash on September 30, 2025 (2024 - $40,250) which is a collateral GIC held for the Company’s corporate credit card.

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

September 30, 2025

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

The Company’s policy is to classify income tax assessments, if any, for interest expense and for penalties in general and administrative expenses. The Company’s income tax returns are subject to examination by the IRS and corresponding states.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.

For the year ended September 30, 2025 and the year ended September 30, 2024, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

September 30, 2025

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date as a result. As of September 30, 2025, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $810,499.

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

Pursuant to the 2023 Amendments, during the year ended September 30, 2025, the Seller was issued 357,865,449 share purchase warrants and 138,522 series A preferred shares on October 9, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account (Note 10).

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $2,155 as of September 30, 2025, and $18,749 for the year ended September 30, 2024. The Company recognizes the expense from these retainers as they are invoiced, and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

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

A summary of intangible assets as of September 30, 2025 and September 30, 2024 is as follows:

	September 30, 2025	September 30, 2024
VoIP Intellectual property and patents	$-	$1,552,416
Impairment	-	(157,450)
Accumulated amortization	-	(1,394,966)
Net book value	$-	$-

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

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”). The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, 2024, the Company paid back another $125,000 loan to the related party. As of September 30, 2025, loan payable had a balance of $nil (September 30, 2024 - $nil) (Note 8).

NOTE 8. RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

The Company compensates certain of its key management personnel to operate its business in the normal course. Key management includes the Company’s executive officers and members of its Board of Directors.

Compensation paid or accrued to key management for services during the years ended September 30, 2025 and 2024 includes:

	September 30, 2025	September 30, 2024
Management fees paid to the CEO	$48,000	$32,900
Management fees paid to the current CFO	67,200	63,750
Fees paid or accrued to Directors	71,000	54,000
Stock-based compensations (Note 11)	1,479,014	4,193,110
	$1,665,214	$4,343,760

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of September 30, 2025, loan payable had a balance of $nil (2024 - $nil) (Note 7).

At September 30, 2025, included in accounts payable and accrued liabilities is $20,000 (September 30, 2024 - $5,250) owed to current officers and directors.

At September 30, 2025, included in prepaid expense is $24,905 (September 30, 2024 - $30,721) of prepaid compensation to directors.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2025, the Company paid $Nil (September 30, 2024 - $Nil) in interest or income taxes. There were no non-cash investing or financing transactions during the years ended September 30, 2025 and 2024.

NOTE 10. SHARE CAPITAL

Capital Stock Authorized and Issued as at September 30, 2025:

-	10,000,000,000 (2024 – 8,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,746,305,519 (2024 – 3,589,945,275) shares are issued.

-	2,000,000 (2024 – 1,000,000) series A preferred shares authorized with a par value of $0.01 each, of which 926,438 (2024 – 787,916) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the year ended September 30, 2025

During the year ended September 30, 2025, the Company issued:

_	110,000,000 common shares priced at $0.005 per share for cash proceeds of $550,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

Issues during the year ended September 30, 2024

During the year ended September 30, 2024, the Company issued:

−	551,974,976 common shares priced at $0.005 per share for cash proceeds of $2,759,875 from a private placement of common shares.

−	50,000,000 common shares were returned to the treasury shares from a private placement of common shares cancelled.

−	5,000,000 common shares for services with a value of $25,000.

−	52,885 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $53 in order to bring total series A preferred share ownership to 787,916.

−	45,000,000 common shares priced at $0.005 per share, offset by 10,841,192 shares returned to treasury pursuant to cashless option exercises with a net value of $34,158.
−	45,000,000 common shares priced at $0.005 per share, offset by 11,713,800 shares returned to treasury pursuant to cashless warrant exercises with a net value of $33,285.

Subsequent Issues

Subsequent to the year ended September 30, 2025, on October 14, 2025, the Company issued 3,000,000 common shares priced at $0.005 per share for cash proceeds of $15,000 from a private placement of common shares.

Subsequent to the year ended September 30, 2025, on October 28, 2025, the Company issued 2,000,000 common shares priced at $0.005 per share for cash proceeds of $10,000 from a private placement of common shares.

On June 20, 2025, the Company entered into a securities purchase agreement with an investor whereby the investor committed to purchase 20,000,000 common shares and nine additional allotments of 20,000,000 common shares priced at $0.005 over a period of nine months for aggregate proceeds of $1,000,000 (the “Original Agreement”). Subsequent to the year ended September 30, 2025, on November 12, 2025, the Company entered into an amended and restated securities purchase agreement, whereby the investor had already completed the initial allotment and three additional allotments for aggregate proceeds of $400,000 from the Original Agreement, and would commit to the purchase of 17 additional allotments of varying amounts priced at $0.005 over a period of 17 months for aggregate proceeds of $1,600,000. On December 11, 2025, the Company issued 4,000,000 common shares priced at $0.005 per share for cash proceeds of $20,000 pursuant to this agreement.

Subsequent to the year ended September 30, 2025, on October 10, 2025, the Board of the Company approved a personal loan of up to $60,000 to Emil Malak. As of the date of this report, $35,000 has been advanced under the loan. The loan bears interest at an annual rate of 5% and has a term of one year.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 11. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of September 30, 2025, there are 3,888,393,999 (September 30, 2024 - 2,799,028,550) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2023	1,862,937,461	$0.0019
Issued	985,091,089	0.004
Exercised	(45,000,000)	0.005
Cancelled	(4,000,000)	0.005
Balance September 30, 2024	2,799,028,550	$0.0027
Issued	1,101,365,449	0.004
Exercised	(5,000,000)	0.005
Cancelled	(7,000,000)	0.005
Balance September 30, 2025	3,888,393,999	$0.003

The following table summarizes the share purchase warrants outstanding at September 30, 2025:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	5.53	621,470,562
5/30/2022	360,000,000	0.005	1.66	360,000,000
6/30/2023	831,466,899	0.001	7.75	831,466,899
1/12/2024	137,091,089	0.001	8.29	137,091,089
4/25/2024	203,000,000	0.005	8.57	203,000,000
6/12/2024	10,000,000	0.005	8.70	-
8/18/2024	50,000,000	0.005	8.89	50,000,000
8/18/2024	447,000,000	0.005	8.89	-
9/6/2024	45,000,000	0.005	3.94	45,000,000
9/12/2024	54,000,000	0.005	3.95	54,000,000
9/17/2024	28,000,000	0.005	3.97	28,000,000
10/09/2024	357,865,449	0.001	9.03	357,865,449
10/29/2024	3,000,000	0.005	4.08	3,000,000
11/13/2024	5,000,000	0.005	4.12	5,000,000
12/02/2024	1,000,000	0.005	4.18	1,000,000
12/20/2024	3,000,000	0.005	4.22	3,000,000
01/02/2025	6,000,000	0.005	4.26	6,000,000
01/16/2025	55,000,000	0.005	9.30	-
01/19/2025	7,000,000	0.005	9.31	-
01/22/2025	13,000,000	0.005	9.32	-
02/14/2025	21,000,000	0.005	9.38	21,000,000
07/16/2025	622,500,000	0.005	9.80	622,500,000
08/23/2025	5,000,000	0.005	9.80	5,000,000
09/24/2025	2,000,000	0.005	9.99	2,000,000
	3,888,393,999	$0.003	7.39	3,356,393,999

During the year ended September 30, 2025, on September 24, 2025, the Company issued 2,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.16%, expected life of 10 years, annualized historical volatility of 114.23% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.013. During the year ended September 30, 2025, share-based compensation of $26,498 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2025, on August 23, 2025, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.28%, expected life of 9.9 years, annualized historical volatility of 143.07% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the year ended September 30, 2025, share-based compensation of $35,415 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on July 16, 2025, the Company issued 622,500,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.46%, expected life of 10 years, annualized historical volatility of 143.05% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the year ended September 30, 2025, share-based compensation of $3,917,813 (2024 - $nil) was recorded within the additional paid-in capital account, which $1,479,014 was included as “executive officer compensation” and $2,438,799 was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on February 14, 2025, the Company issued 21,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.33%, expected life of 5 years, annualized historical volatility of 143.28% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.013. During the year ended September 30, 2025, share-based compensation of $279,697 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss. On May 9, 2025, the Company amended the period of the warrants from 5 years to 10 years resulting in additional share-based compensation of $12,808.

During the year ended September 30, 2025, on January 22, 2025, the Company issued 13,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to a consultant for professional services received. Exercisability of the warrants is contingent on the occurrence of certain events. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.60%, expected life of 10 years, annualized historical volatility of 143.44% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the year ended September 30, 2025, management assessed that the probability that the condition will be met is approximately 2%, accordingly, share-based compensation of $2,102 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on January 19, 2025, the Company issued 7,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants for professional services received. Exercisability of the warrants is contingent on the occurrence of certain events. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.61%, expected life of 10 years, annualized historical volatility of 143.01% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the year ended September 30, 2025, management assessed that the probability that the condition will be met is approximately 2%, accordingly, share-based compensation of $923 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on January 16, 2025, the Company issued 55,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants for professional services received. Exercisability of the warrants is contingent on the occurrence of certain events. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.61%, expected life of 10 years, annualized historical volatility of 143.01% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the year ended September 30, 2025, management assessed that the probability that the condition will be met is approximately 2%, accordingly, share-based compensation of $8,562 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on January 2, 2025, the Company issued 6,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.94%, expected life of 5 years, annualized historical volatility of 119.63% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the year ended September 30, 2025, share-based compensation of $41,155 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

During the year ended September 30, 2025, on December 20, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.04%, expected life of 5 years, annualized historical volatility of 118.43% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the year ended September 30, 2025, share-based compensation of $16,862 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on December 2, 2024, the Company issued 1,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 2.92%, expected life of 5 years, annualized historical volatility of 119.69% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.006. During the year ended September 30, 2025, share-based compensation of $5,642 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on November 13, 2024, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.12%, expected life of 5 years, annualized historical volatility of 120.79% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the year ended September 30, 2025, share-based compensation of $32,558 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, on October 29, 2024, the Company issued 3,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 5 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.02%, expected life of 5 years, annualized historical volatility of 122.87% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.007. During the year ended September 30, 2025, share-based compensation of $19,649 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the year ended September 30, 2025, as of October 9, 2024, the Company issued 357,865,449 common share purchase warrants to purchase 357,865,449 common shares of the Company at a price of $0.001 per share, to be issued to the Seller of Digifonica pursuant to the Anti-Dilution Clause of the amended SPA. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 3.27%, expected life of 10 years, annualized historical volatility of 126.80% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.01. During the year ended September 30, 2025, $3,577,476 (2024 - $nil) was recorded as share based compensation and as a share issuance cost, resulting in a nil effect, within the additional paid-in capital account.

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

September 30, 2025

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

September 30, 2025

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2023	209,500,000	$0.005
Granted	115,000,000	0.005
Exercised	(45,000,000)	0.005
Balance September 30, 2024	279,500,000	$0.005
Granted	-	-
Exercised	(5,000,000)	0.005
Balance September 30, 2025	274,500,000	$0.005

The following table summarizes the stock options outstanding at September 30, 2025:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
40,000,000	$0.005	0.56	40,000,000
64,500,000	0.005	1.67	64,500,000
65,000,000	0.005	2.67	65,000,000
105,000,000	0.005	3.29	105,000,000
274,500,000	$0.005	2.36	274,500,000

During the year ended September 30, 2025, no options in the capital stock of the Company were issued, and 5,000,000 options were exercised.

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

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 11. STOCK-BASED COMPENSATION (CONT’D)

Preferred Share

During the year ended September 30, 2025, 138,522 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438. During the year ended September 30, 2025, share issued cost of $nil was charged against income from preferred shares issued.

During the year ended September 30, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the year ended September 30, 2024, share issued cost of $476 was charged against income from preferred shares issued.

During the year ended September 30, 2025, total stock-based compensation cost of $4,399,684 (2024 - $7,017,925) was charged against income from all options and warrants issued and vested, including the incremental cost resulting from the option and warrant modifications.

As at September 30, 2025, the aggregate intrinsic value of the Company’s stock options is $2,113,650 (2024 - $1,173,900), and the total intrinsic value of options exercised during the year ended September 30, 2025 was $38,500 (2024 - $189,000).

As at September 30, 2025, the aggregate intrinsic value of the Company’s common share purchase warrants outstanding is $37,732,210 (2024 - $18,116,034), the aggregate intrinsic value of the common share purchase warrants exercisable is $33,635,810 (2024 - $16,196,634), and the total intrinsic value of common share purchase warrants exercised during the year ended September 30, 2025 was $58,500 (2024 - $189,000).

NOTE 12. OTHER ITEMS

For the year ended September 30, 2025, other items included gain on settlement of accounts payable of $17,603.

For the year ended September 30, 2024, other items included impairment on intangible assets of $157,450 and a loss of $351,000 on settlement of litigation.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 13. INCOME TAXES

The Company and its subsidiary file consolidated Federal and state income tax returns. The Company is registered in the State of Nevada which has no corporate income tax.

Certain tax years are subject to examination by the Internal Revenue Service and state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of September 30, 2025 and 2024, the Company had net operating loss carryforwards of approximately $84,718,000 and $91,501,000 respectively, to reduce Federal income tax liabilities.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2025	2024
Loss for the year	$(6,227,153)	$(10,172,194)
Expected income tax (recovery)	$(1,308,000)	$(2,136,000)
Change in statutory, foreign tax, foreign exchange rates and other	(1,000)	-
Permanent Difference	(3,000)	1,548,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	3,243,000	(4,216,000)
Change in unrecognized deductible temporary differences	(1,931,000)	4,804,000
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2025	Expiry Date Range	2024	Expiry Date Range
Intangible assets	$7,095,000	No expiry date	$9,510,000	No expiry date
Non-capital losses available for future period	$84,718,000	No expiry date	$91,501,000	No expiry date

Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 14. CONTINGENT LIABILITIES

Patent Litigation

The Company is party to patent and patent-related litigation cases as follows:

i.	VoIP-Pal.com Inc. v. Amazon.com, Inc. et al. Case No. 6-20-cv-00272 in the U.S. District Court, Western District of Texas.

In April 2020, the Company filed a lawsuit in the United States District Court, Western District of Texas, against Amazon.com, Inc. and certain related entities, alleging infringement of U.S. Patent No. 10,218,606. On September 5, 2025, the Court granted the parties’ joint motion to dismiss. The case is closed.

ii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-672 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On August 29, 2024, Verizon filed a motion for attorneys’ fees. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 19, Verizon filed a motion for entry of bill of costs. On August 8, 2025, the Court denied Verizon’s motion for attorneys’ fees and granted-in-part its motion for entry of bill of costs. On September 26, 2025, the parties filed a stipulation of dismissal with prejudice of all claims with each side to bear their own fees and costs. The case is closed.

iii.	VoIP-Pal.com, Inc. v. T-Mobile US, Inc. et al. Case No. 6-21-cv-674 in the U.S. District Court, Western District of Texas

On September 25, 2021, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile and related entities alleging infringement of U.S. Patent Nos. 8,630,234 and 10,880,721. On July 29, 2024, the Court issued an order granting T-Mobile’s motion for summary judgment of non-infringement. On August 15, 2024, the Court entered final judgment of non-infringement. On September 12, 2024, VoIP-Pal filed a motion for reconsideration of the final judgment. On September 12, 2024, T-Mobile filed a motion for attorneys’ fees and entry of bill of costs. On February 26, 2025, the Court denied VoIP-Pal’s motion for reconsideration of the final judgment. On August 8, 2025, the Court denied T-Mobile’s motion for attorneys’ fees and granted-in-part its motion for entry of bill of costs. On October 7, 2025, the parties filed a stipulation of dismissal with prejudice of all claims with each side to bear their own fees and costs. The case is closed.

iv.	VoIP-Pal.com, Inc. v. Verizon Communications, Inc. 25-1602-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-672. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1603. On September 26, 2025, the parties filed a Joint Stipulation of Voluntary Dismissal. On October 24, 2025, the Federal Circuit ordered that the appeal be voluntarily dismissed with each side to bear their own costs. The case is closed.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

NOTE 14. CONTINGENT LIABILITIES (CONT’D)

v.	Vo IP-Pal.com, Inc. v. T-Mobile USA, Inc. 25-1603-IH

On March 26, 2025, the Company filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-674. On April 28, 2025, the Court consolidated the appeal with appeal No. 25-1602. On October 7, 2025, the parties filed a Joint Stipulation of Voluntary Dismissal. On October 24, 2025, the Federal Circuit ordered that the appeal be voluntarily dismissed with each side to bear their own costs. The case is closed.

vi.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. 25-2091-IH

On September 9, 2025, T-Mobile filed a Notice of Appeal to the Federal Circuit in Case No. 6-21-cv-674 regarding the denial of its motion for attorney’s fees. On October 7, 2025, the parties filed a Joint Stipulation of Voluntary Dismissal. On October 24, 2025, the Federal Circuit ordered that the appeal be voluntarily dismissed with each side to bear their own costs. The case is closed.

vii.	VoIP-Pal.com, Inc. v. T-Mobile USA, Inc. Case No. 6-24-cv-298 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against T-Mobile alleging infringement of U.S. Patent Nos. 8,542,815, 9,179,005, and 10,218,606. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

viii.	VoIP-Pal.com, Inc. v. Verizon Comms., Inc. et al. Case No. 6-21-cv-299 in the U.S. District Court, Western District of Texas

On May 20, 2024, the Company filed a lawsuit in the U.S. District Court, Western District of Texas, against Verizon and related entities alleging infringement of U.S. Patent Nos. 8,542,815 and 9,179,005. On October 15, 2024, the Court dismissed the case based on VoIP-Pal filing a Notice of Voluntary Dismissal.

ix.	VoIP-Pal v. AT&T, et al., 24-cv-02395-RC

This was an antitrust litigation case filed on August 17, 2024. This case was voluntarily dismissed on October 25, 2024.

x.	Leon, et al. v. AT&T, et al., 24-cv-02397-RDM

This was a class action lawsuit filed on August 18, 2024. This case was voluntarily dismissed on October 25, 2025.

xi.	VoIP-Pal v. AT&T, et al., 1:24-cv-03051-RDM

This is an on-going antitrust litigation case filed on October 25, 2024. It was amended on December 17, 2024, and a second amended complaint was filed on August 22, 2025. The defendants have filed a motion to dismiss. That motion is fully briefed and we are waiting for the Court’s decision. It is too early in the litigation to predict the anticipated results.

xii.	Inza, et al. v. AT&T, et al., 24-cv-03054-RDM

This is a class action lawsuit filed on October 25, 2024. The complaint was amended on January 27, 2025 and again on April 22, 2025. The defendants filed a motion to send the case to arbitration. The motion is fully briefed and we are waiting for the Court’s decision. It is too early in the litigation to predict the anticipated results.

xiii.	VoIP-Pal v. Apple, et al., 25-cv-01843-RDM

This is an antritrust lawsuit filed on June 11, 2025, amended on September 21, 2025. The Defendant’s responsive pleading is due on January 15, 2025. It is too early in the litigation to predict the anticipated results.

xiv.	Inza, et al. v. Apple, et al., 25-cv-01970-RDM

This is a class action lawsuit filed on June 24, 2025 and amended on September 21, 2025. The Defendant’s responsive pleading is due on January 15, 2025. It is too early in the litigation to predict the anticipated results.

VOIP-PAL.COM INC.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

September 30, 2025

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

As at September 30, 2025 and 2024, no bonusable event has occurred and there was no Performance Bonus payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the year ended September 30, 2025, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). During the evaluation, management identified material weaknesses as below.

Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms; and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or other personnel performing similar functions, as appropriate to enable timely decisions regarding required disclosures. This conclusion reflects the compensating processes and oversight implemented by management, which management believes help mitigate, but do not eliminate, the material weaknesses.

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

As of September 30, 2025, management believes that we are making progress to remediate the 2024 Material Weaknesses relating to its lack of proper controls over financial reporting of unusual and complex transactions. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2025:

-	No formal codes of conduct.
-	No dual authorization on bank disbursements.
-	Lack of reconciliation and reviews

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct, no dual authorization on bank disbursements and lack of reconciliation and reviews.

Remediation

In response to the material weaknesses described above, the Company will be implementing a remediation plan to address these deficiencies. The plan will include measures to enhance its documentation of a formal code of conduct. Management is in the process of establishing dual authorization procedures for all bank disbursements and implementing a regular review process with clearly defined roles and responsibilities, along with reconciliation tools to ensure timely and accurate comparisons of financial data.

The Company will continue to monitor and evaluate the effectiveness of its internal control over financial reporting on an ongoing basis. If the remediation plan is not sufficient to eliminate the material weaknesses, management will consider what additional actions would be required.

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

Name	Age	Position	Year Appointed
Emil Malak	73	Director, Chief Executive Officer, President	2014
Jin Kuang	55	Chief Financial Officer	2023
Kevin Williams	62	Director, Former Chief Financial Officer	2021
Dennis Chang	76	Independent Director	2021
Clifton Saylor	72	Independent Director	2022

Set forth below is a brief description of the background and recent business experience of each executive officer and director:

-	Emil Malak was the co-founder of Digifonica in 2003 and oversaw the development of the patents acquired by the Company in 2013. Mr. Malak also serves as Chairman of the Board for a biotech company currently conducting cancer research in Germany.

-	Jin Kuang has over 15 years of extensive professional expertise in various financial domains gained across the USA and Canada. She has also spent over a decade in progressively responsible financial leadership roles within publicly traded companies. Over the years, Jin has served as CFO for multiple publicly listed companies, in addition to her years of auditing experience with KPMG LLP Chartered Accounts.

-	Kevin Williams is an experienced financial consultant with over 30 years of business expertise in the banking, brokerage, energy, and aerospace industries. He has an extensive history in funding start-ups, corporate accounting and compliance for both private and publicly traded companies.

-	Dennis Chang is a former Management Consultant with over twenty years of experience. He is the founder of a computer manufacturing company in the Silicon Valley area and built it to $100+ Million in sales in the 1980s, serving as its President and CEO. He was included in the “100 Most Influential People in the Microcomputer Industry” by MicroTimes Magazine in 1988.

-	Clifton Saylor is a successful entrepreneur and business owner and a long-time shareholder of VoIP-Pal.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Shares Awarded	Price per Share ($)	Award Value ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Emil Malak(1)	2025	48,000	-	-	-	-	-	314,684		362,684
CEO, President, Director	2024	27,611	-	-	-	-	-	2,036,209	(1)	2,063,820

Jin Kuang(2)	2025	67,200	-	-	-	-	-	62,937		130,137
CFO	2024	63,750	-	-	-	-	-	551,243		614,993

Kevin Williams(3)	2025	18,000	-	-	-	-	-	251,747		269,747
Former CFO, Director	2024	18,000	-	-	-	-	-	490,000		508,000

Dennis Chang(3)	2025	53,000	-	-	-	-	-	251,747		304,747
Director	2024	36,000	-	-	-	-	-	490,000		526,000

Clifton Saylor(4)	2025	Nil	-	-	-	-	-	346,152		346,152
Director	2024	Nil	-	-	-	-	-	490,000		490,000

Austin McDonald(5)	2025	Nil	-	-	-	-	-	251,747		251,747
Director	2024	Nil	-	-	-	-	-	140,947		140,947

(1) Emil Malak received 52,885 Series A Preferred shares with an aggregate value of $5,289 for services during the year ended September 30, 2024.

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

Name of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership		Percent of Class
Emil Malak	Nil	Nil		0.00%
Jin Kuang	25,000	Nil		0.00%
Kevin Williams	Nil	Nil		0.00%
Dennis Chang	Nil	Nil		0.00%
Clifton Saylor	Nil	87,333,334	(1)	2.33%
Austin McDonald	5,400,000	Nil		0.14%

(1)	These shares are owned by Saylor Marketing, Inc. Profit Sharing Plan, of which Mr. Saylor is the trustee.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

During the year ended September 30, 2025, the Company paid cash of $186,200 (2024 - $145,361) and issued preferred shares of $nil (2024 - $5,289) for key management compensation totaling $186,200 (2024 - $150,650), as shown in the above table included in item 11. During the year ended September 30, 2025, $1,479,014 (2024 - $4,193,110) stock-based compensation expenses were incurred from options and warrants granted to directors and officers.

On January 31, 2024, the Company entered into a Promissory note Agreement (the “Note”) with a related party. The related party waives the right to receive any interest on the principal amount of the Note and the Note is due on demand. On March 20, 2024, the Company paid back a $125,000 loan to the related party. On April 16, the Company paid back another $125,000 loan to the related party. As of September 30, 2025, loan payable had a balance of $nil (September 30, 2024 - $nil).

At September 30, 2025, included in accounts payable and accrued liabilities is $20,000 (September 30, 2024 - $5,250) owed to current officers and directors.

At September 30, 2025, included in prepaid expense is $24,905 (September 30, 2024 - $30,721) of prepaid compensation to directors.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees and Services

For the fiscal year ended September 30, 2025 professional services were performed by Davidson & Company LLP, Chartered Professional Accountants. The aggregate fees billed by Davidson & Company LLP, Chartered Professional Accountants for the fiscal year ended September 30, 2025 were as follows:

2024 to 2025
Audit Fees		$59,720 CAD
Audit-Related Fees		$42,512 CAD
Tax Fees	$	Nil
All Other Fees	$	Nil

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

VoIP-Pal.Com Inc.

Date: December 23, 2025	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

Date: December 23, 2025	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

