Form 10-Q
period 2025-12-31
Voip-pal.com Inc
filed 2026-02-12
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2025

or

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

As of February 12, 2026, the Registrant had 3,789,570,684 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at December 31, 2025

(Expressed in U.S. Dollars)

	December 31,	September 30,
	2025	2025
ASSETS
CURRENT
Cash	$586,627	$1,060,499
Restricted cash	40,250	40,250
Prepaid expense (Note 7)	65,260	40,295
Retainer (Note 5)	2,189	2,155
TOTAL ASSETS	$694,326	$1,143,199
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$142,079	$173,932
TOTAL LIABILITIES	142,079	173,932
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 9) Authorized 10,000,000,000 common shares, par value of $0.001 2,000,000 preferred shares, par value of $0.01 Issued 3,762,570,684 common shares (September 30, 2025 – 3,746,305,519) 926,438 preferred shares (September 30, 2025 – 926,438)	$3,239,036	$3,222,771
PREFERRED SHARE CAPITAL (Note 9)	9,264	9,264
ADDITIONAL PAID-IN CAPITAL (Note 9)	107,808,535	107,322,167
DEFICIT	(110,504,588)	(109,584,935)
	552,247	969,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$694,326	$1,143,199

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 11)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three months ended December 31, 2025	Three months ended December 31, 2024

EXPENSES

Officers and directors’ fees (Note 7)	$33,900	$38,694
Legal fees	148,521	185,572
Office & general	89,088	82,236
Patent consulting fees	4,798	3,777
Professional fees & services	643,346	201,461

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$(919,653)	$(511,740)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,751,162,662	3,623,351,868

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended December 31, 2025	Three months Ended December 31, 2024

Cash Flows from Operating Activities
Loss	$(919,653)	$(511,740)
Add items not affecting cash:
Preferred shares issued for anti-dilution	-	1,385
Shares issued for services	-	25,000
Stock-based compensation (Note 10)	457,633	74,711

Changes in non-cash working capital:
Retainer	(34)	6,675
Accounts payable and accrued liabilities	(31,853)	(178,962)
Prepaid expense	(24,965)	6,750
Cash Flows Used in Operating Activities	(518,872)	(576,181)

Cash Flows from Financing Activities
Proceeds from private placement	45,000	-
Cash Flows Provided by Financing Activities	45,000	-

Decrease in cash	(473,872)	(576,181)

Cash, beginning of the period	1,100,749	2,369,413

Cash, end of the period	$626,877	$1,793,232

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

Three Months Ended December 31, 2024

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued – preferred shares	-	-	138,522	1,385	-	-	-	1,385
Stock-based compensation	-	-	-	-	-	74,711	-	74,711
Shares issued for loss on settlement of litigation	30,000,000	30,000	-	-	(351,000)	321,000	-	-
Loss for the period	-	-	-	-	-	-	(511,740)	(511,740)
Balance at December 31, 2024	3,624,945,275	$3,101,411	926,438	$9,264	$-	$102,506,554	$(103,869,522)	$1,747,707

Three Months Ended December 31, 2025

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2025	3,746,305,519	$3,222,771	926,438	$9,264	$-	$107,322,167	$(109,584,935)	$969,267
Shares issued for services	9,000,000	9,000	-	-	-	36,000	-	45,000
Stock-based compensation	-	-	-	-	-	457,633	-	457,633
Exercise of warrants	15,000,000	15,000	-	-	-	(15,000)	-	-
Return to treasury for cashless warrant exercise	(7,734,835)	(7,735)	-	-	-	7,735	-	-
Loss for the period	-	-	-	-	-	-	(919,653)	(919,653)
Balance at December 31, 2025	3,762,570,684	$3,239,036	926,438	$9,264	$-	$107,808,535	$(110,504,588)	$552,247

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at December 31, 2025, had an accumulated deficit of $110,504,588 (September 30, 2025 - $109,584,935). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuance of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at December 31, 2025, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $586,627 in cash on December 31, 2025 (September 30, 2025 - $1,060,499). The Company also had $40,250 restricted cash on December 31, 2025 (September 30, 2025 - $40,250) which is a collateral GIC held for the Company’s corporate credit card.

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

December 31, 2025

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

For the period ended December 31, 2025 and the year ended September 30, 2025, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

December 31, 2025

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of December 31, 2025, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $376,877.

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

December 31, 2025

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

Pursuant to the 2023 Amendments, during the year ended September 30, 2025, the Seller was issued 357,865,449 share purchase warrants and 138,522 series A preferred shares on October 9, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account

Pursuant to the 2023 Amendments, during the three months period ended December 31, 2025, the Seller was issued nil share purchase warrants and nil series A preferred shares. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account.

NOTE 5. RETAINER

The Company has retainers with certain of its professional service providers. The balance due on these prepaid retainers was $2,189 as of December 31, 2025 (September 30, 2025 - $2,155). The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

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

Compensation paid or accrued to key management for services during the interim periods ended December 31, 2025 and 2024 includes:

	December 31, 2025	December 31, 2024
Management fees paid to the officers	33,900	26,694
Fees paid or accrued to directors	16,798	16,798
Stock-based compensation (Note 11)	-	-
	$50,698	$43,492

At December 31, 2025, included in accounts payable and accrued liabilities is $nil (September 30, 2025 - $20,000) owed to current officers and directors.

At December 31, 2025, included in prepaid expense is $55,000 (September 30, 2025 - $24,905) of prepaid compensation to directors and officers.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended December 31, 2025, the Company paid $Nil (September 30, 2025 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the three-month periods ended December 31, 2025 and 2024.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 9. SHARE CAPITAL

Capital Stock Authorized and Issued as at December 31, 2025:

_	10,000,000,000 (September 30, 2025 – 10,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,762,570,684 (September 30, 2025 – 3,746,305,519) shares are issued.

_	2,000,000 (September 30, 2025 – 2,000,000) series A preferred shares authorized with a par value of $0.01 each, of which 926,438 (September 30, 2025 – 926,438) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the three-month period ended December 31, 2025

During the three-month period ended December 31, 2025, the Company issued:

_	9,000,000 common shares priced at $0.005 per share for cash proceeds of $45,000 from a private placement of common shares.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,358,491 shares returned to treasury resulting in the issuance of 2,641,509 shares pursuant to cashless option exercises with a net value of $2,642.

_	10,000,000 common shares priced at $0.005 per share, offset by 5,376,344 shares returned to treasury resulting in the issuance of 4,623,656 share pursuant to cashless option exercises with a net value of $4,624.

During the year ended September 30, 2025, the Company issued:

_	110,000,000 common shares priced at $0.005 per share for cash proceeds of $550,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

Subsequent Issues

Subsequent to the period ended December 31, 2025, on January 9, 2026, the Company issued 8,000,000 common shares priced at $0.005 per share for cash proceeds of $40,000 from a private placement of common shares.

Subsequent to the period ended December 31, 2025, on January 21, 2025, the Company issued 2,000,000 common shares priced at $0.005 per share for cash proceeds of $10,000 from a private placement of common shares.

Subsequent to the period ended December 31, 2025, on January 9, 2026, the Company issued 10,000,000 common shares for services with a value of $50,000.

Subsequent to the period ended December 31, 2025, on January 22, 2026, the Company issued 7,000,000 common shares for services with a value of $35,000.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of December 31, 2025, there are 3,898,393,999 (September 30, 2025 - 3,888,393,999) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2024	2,799,028,550	$0.0027
Issued	1,101,365,449	0.004
Exercised	(5,000,000)	0.005
Cancelled	(7,000,000)	0.005
Balance September 30, 2025	3,888,393,999	$0.003
Issued	49,000,000	0.005
Exercised	(15,000,000)	0.005
Cancelled	(24,000,000)	0.005
Balance December 31, 2025	3,898,393,999	$0.003

The following table summarizes the share purchase warrants outstanding at December 31, 2025:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	5.28	621,470,562
5/30/2022	355,000,000	0.005	1.41	355,000,000
6/30/2023	831,466,899	0.001	7.5	831,466,899
1/12/2024	137,091,089	0.001	8.04	137,091,089
4/25/2024	189,000,000	0.005	8.32	189,000,000
6/12/2024	10,000,000	0.005	8.45	-
8/18/2024	50,000,000	0.005	8.64	50,000,000
8/18/2024	447,000,000	0.005	8.64	-
9/6/2024	45,000,000	0.005	3.68	45,000,000
9/12/2024	54,000,000	0.005	3.70	54,000,000
9/17/2024	28,000,000	0.005	3.72	28,000,000
10/09/2024	357,865,449	0.001	8.78	357,865,449
10/29/2024	3,000,000	0.005	3.83	3,000,000
11/13/2024	5,000,000	0.005	3.87	5,000,000
12/02/2024	1,000,000	0.005	3.93	1,000,000
12/20/2024	3,000,000	0.005	3.97	3,000,000
01/02/2025	6,000,000	0.005	4.01	6,000,000
01/16/2025	55,000,000	0.005	9.05	-
01/19/2025	7,000,000	0.005	9.06	-
01/22/2025	13,000,000	0.005	9.07	-
02/14/2025	21,000,000	0.005	9.13	21,000,000
07/16/2025	602,500,000	0.005	9.55	602,500,000
08/23/2025	5,000,000	0.005	9.55	5,000,000
09/24/2025	2,000,000	0.005	9.74	2,000,000
10/06/2025	11,000,000	0.005	9.77	11,000,000
11/03/2025	10,000,000	0.005	9.85	10,000,000
12/22/2025	23,000,000	0.005	9.98	23,000,000
12/30/2025	5,000,000	0.005	10.00	5,000,000
	3,898,393,999	$0.003	7.16	3,366,393,999

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants (cont’d)

During the three-month period ended December 31, 2025, on December 30, 2025, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.14%, expected life of 10 years, annualized historical volatility of 154.54% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the three-month period ended December 31, 2025, share-based compensation expenses of $42,120 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the three-month period ended December 31, 2025, on December 22, 2025, the Company issued 23,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.17%, expected life of 10 years, annualized historical volatility of 154.36% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.009. During the three-month period ended December 31, 2025, share-based compensation expenses of $207,486 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the three-month period ended December 31, 2025, on November 3, 2025, the Company issued 10,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.13%, expected life of 10 years, annualized historical volatility of 154.22% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the three-month period ended December 31, 2025, share-based compensation expenses of $79,251 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the three-month period ended December 31, 2025, on October 6, 2025, the Company issued 11,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.18%, expected life of 10 years, annualized historical volatility of 153.30% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.012. During the three-month period ended December 31, 2025, share-based compensation expenses of $128,776 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants (cont’d)

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants (cont’d)

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants (cont’d)

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2024	279,500,000	$0.005
Granted	-	-
Exercised	(5,000,000)	0.005
Balance September 30, 2025	274,500,000	$0.005
Granted	-	-
Exercised	-	-
Balance December 31, 2025	274,500,000	$0.005

The following table summarizes the stock options outstanding at December 31, 2025:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
40,000,000	$0.005	0.31	40,000,000
64,500,000	0.005	1.42	64,500,000
65,000,000	0.005	2.42	65,000,000
105,000,000	0.005	3.04	105,000,000
274,500,000	$0.005	2.11	274,500,000

During the three-month period ended December 31, 2025, no options in the capital stock of the Company were issued, and no options were exercised.

During the year ended September 30, 2025, no options in the capital stock of the Company were issued, and 5,000,000 options were exercised.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Preferred Share

During the three-month period ended December 31, 2025, no series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4). During the three-month period ended December 31, 2025, share issued cost of $nil was charged against income from preferred shares issued.

During the year ended September 30, 2025, 138,522 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438. During the year ended September 30, 2025, share issued cost of $nil was charged against income from preferred shares issued

During the year ended September 30, 2024, 52,885 series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $529 in order to bring total series A preferred share ownership to 787,916. During the year ended September 30, 2024, share issued cost of $476 was charged against income from preferred shares issued.

During the three-month period ended December 31, 2025, total stock-based compensation cost of $457,633 (2024 - $74,711) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at December 31, 2025, the aggregate intrinsic value of the Company’s stock options is $1,207,800 (September 30, 2025 - $2,113,650), and the total intrinsic value of options exercised during the period ended December 31, 2025 was $nil (September 30, 2025 - $38,500).

As at December 31, 2025, the aggregate intrinsic value of the Company’s common share purchase warrants outstanding is $24,944,510 (September 30, 2025 - $37,732,210), the aggregate intrinsic value of the common share purchase warrants exercisable is $22,603,710 (September 30, 2025 - $33,635,810), and the total intrinsic value of common share purchase warrants exercised during the year ended December 31, 2025 was $126,000 (September 30, 2025 - $58,500).

NOTE 11. CONTINGENT LIABILITIES

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 11. CONTINGENT LIABILITIES (CONT’D)

Patent Litigation (Cont’d)

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

This was a class action lawsuit filed on August 18, 2024. This case was voluntarily dismissed on October 25, 2024.

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

This is a class action lawsuit filed on October 25, 2024. The complaint was amended on January 27, 2025 and again on April 22, 2025. The defendants filed a motion to compel arbitration. The motion is fully briefed and we are waiting for the Court’s decision. It is too early in the litigation to predict the anticipated results.

xiii.	VoIP-Pal v. Apple, et al., 25-cv-01843-RDM

This is an antitrust lawsuit filed on June 11, 2025, amended on September 21, 2025. The defendants have filed a motion to dismiss on January 30, 2026, and the parties are now briefing that motion. It is too early in the litigation to predict the anticipated results.

xiv.	Inza, et al. v. Apple, et al., 25-cv-01970-RDM

This is a class action lawsuit filed on June 24, 2025 and amended on September 21, 2025. The defendants have filed a motion to dismiss and a motion to compel arbitration on January 30, 2026, and the parties are now briefing those motions. It is too early in the litigation to predict the anticipated results.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

December 31, 2025

NOTE 11. CONTINGENT LIABILITIES (CONT’D)

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

As at December 31, 2025 and September 30, 2025, no bonusable event had occurred and there was no Performance Bonus payable.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending December 31, 2025 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending December 31, 2025 and 2024

	Three months ending December 31		Increase/
	2025	2024	(Decrease)	Percent
General and administrative expenses	(919,653)	(511,740)	407,913	80%
Net loss	$(919,653)	$(511,740)	$407,913	80%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the three months ending December 31, 2025 and 2024.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 31, 2025 totaled $919,653 compared to $511,740 during the same period in 2024. The increase in general and administrative expenses of $407,913 or 80% less than the previous period was primarily due to an increase in professional fees & services.

AMORTIZATION AND DEPRECIATION

Amortization of intellectual VoIP communications patent properties and depreciation of capital equipment for the three months ending December 31, 2025 totaled $nil compared to $nil during the same period in 2024.

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

OTHER ITEMS

Other items for the three months ending December 31, 2025, totaled $Nil, compared to $Nil during the same periods in 2024.

INTEREST EXPENSE

The Company had no financing or interest costs for the three months ending December 31, 2025 and 2024.

NET LOSS

The Company reported a net loss of $919,653 for the three months ending December 31, 2025 compared to a net loss of $511,740 for the same period in 2024. The increase in net loss of $407,913, or 80% more than the same period in 2024, was primarily due to an increase in professional fees & services.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, the Company had an accumulated deficit of $110,504,588 as compared to an accumulated deficit of $109,584,935 at September 30, 2025. As of December 31, 2025, the Company had a working capital of $552,247 as compared to a working capital of $969,267 at September 30, 2025. The decrease in the Company’s working capital of $417,020 is due to ongoing operating expenses during the period.

Net cash used by operations for the three months ending December 31, 2025 and 2024 was $518,872 and $576,181 respectively. The decrease in net cash used for operations for the three months ending December 31, 2025 as compared to the three months ending December 31, 2024 was primarily due to an increase in payment of accounts payable and accrued liabilities.

Net cash used in investing activities for the three months ending December 31, 2025 and 2024 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the three months ending December 31, 2025 and 2024 was $45,000 and $nil, respectively. The increase in net cash provided by financing activities of $45,000 was due to $45,000 cash proceeds from private placements during the three months ending December 31, 2025 compared with no amounts of equity raised from private placements during the three months ending December 31, 2024.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at December 31, 2025, the Company had cash of $626,877 and current liabilities of $142,079 and incurred net loss of $919,653 during the three month period ended December 31, 2025; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at December 31, 2025, no bonusable event has occurred and there is no Performance Bonus payable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the three-month period ended December 31, 2025, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). During the evaluation, management identified material weaknesses as below.

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

Change in ICFR

In connection with the audit of our financials for the year ended September 30, 2025, the Company’s auditors noted material weaknesses and made certain recommendations to management regarding material weaknesses related to 1. no formal codes of conduct; 2. no dual authorization on bank disbursements; 2. Lack of reconciliation and reviews (the “2025 Material Weaknesses”).

In connection with the 2025 Material Weaknesses, the Company has allocated resources to its remediation plan and implemented additional controls this period.

As of December 31, 2025, management believes that we are making progress to remediate the 2025 Material Weaknesses relating to its lack of reconciliation and reviews. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2025:

-	No formal codes of conduct.
-	No dual authorization on bank disbursements.
-	Lack of reconciliation and reviews

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct, no dual authorization on bank disbursements and lack of reconciliation and reviews.

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

This is an antritrust lawsuit filed on June 11, 2025, amended on September 21, 2025. The defendants have filed a motion to dismiss on January 30, 2026, and the parties are now briefing that motion. It is too early in the litigation to predict the anticipated results.

xiv.	Inza, et al. v. Apple, et al., 25-cv-01970-RDM

This is a class action lawsuit filed on June 24, 2025 and amended on September 21, 2025. The defendants have filed a motion to dismiss and a motion to compel arbitration on January 30, 2026, and the parties are now briefing those motions. It is too early in the litigation to predict the anticipated results.

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

During the three-month period ended December 31, 2025, the Company issued:

_	9,000,000 common shares priced at $0.005 per share for cash proceeds of $45,000 from a private placement of common shares.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,358,491 shares returned to treasury resulting in the issuance of 2,641,509 shares pursuant to cashless option exercises with a net value of $2,642.

_	10,000,000 common shares priced at $0.005 per share, offset by 5,376,344 shares returned to treasury resulting in the issuance of 4,623,656 shares pursuant to cashless option exercises with a net value of $4,624.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 12, 2026	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: February 12, 2026	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

