Form 10-Q
period 2026-06-30
Voip-pal.com Inc
filed 2026-08-14
CIK 1410738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 14, 2026, the Registrant had 3,854,095,436 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – prepared by management)

As at June 30, 2026

(Expressed in U.S. Dollars)

	June 30,	September 30,
	2026	2025
ASSETS
CURRENT
Cash	$221,534	$1,060,499
Restricted cash	40,250	40,250
Prepaid expense (Note 7)	36,000	40,295
Retainer (Note 5)	2,111	2,155
TOTAL ASSETS	$299,895	$1,143,199
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$131,582	$173,932
TOTAL LIABILITIES	131,582	173,932
STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 9) Authorized 13,000,000,000 common shares, par value of $0.001 2,000,000 preferred shares, par value of $0.01 Issued 3,824,095,436 common shares (September 30, 2025 – Authorized 10,000,000,000 common shares, par value of $0.001 2,000,000 preferred shares, par value of $0.01 Issued 3,746,305,519) 926,438 preferred shares (September 30, 2025 – 926,438)	$3,300,561	$3,222,771
PREFERRED SHARE CAPITAL (Note 9)	9,264	9,264
ADDITIONAL PAID-IN CAPITAL (Note 9)	110,608,090	107,322,167
DEFICIT	(113,749,602)	(109,584,935)
	168,313	969,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,895	$1,143,199

Nature and Continuance of Operations (Note 1)

Contingent Liabilities (Note 11)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

EXPENSES

Officers and directors fees (Note 7 &10)	$86,351	$33,799	$237,777	$100,247
Legal fees	123,867	162,365	470,145	624,865
Office & general	69,952	49,611	234,406	168,062
Patent consulting fees	6,348	4,749	14,345	13,274
Professional fees & services (recovery) (Note 10)	929,671	(438,711)	3,103,494	781,668
Total expenses (recovery)	1,216,189	(188,187)	4,060,167	1,688,116
INCOME (LOSS) BEFORE OTHER EXPENSE	(1,216,189)	188,187	(4,060,167)	(1,688,116)

OTHER EXPENSE
Loss on settlement of accounts payable	-	-	104,500	34,763
	-	-	104,500	34,763
INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	(1,216,189)	188,187	(4,164,667)	(1,722,879)

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding, basic and diluted	3,836,015,128	3,654,126,032	3,793,438,233	3,640,551,261

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025

Cash Flows used in Operating Activities
Loss for the period	$(4,164,667)	$(1,722,879)
Add items not affecting cash:
Stock-based compensation	2,819,213	408,371
Shares issued for services	-	25,000
Preferred shares issued for anti-dilution	-	1,385
Loss on settlement of accounts payable	104,500	34,763
Gain on settlement	-	-

Changes in non-cash working capital:
Retainer	44	(16,573)
Accounts payable and accrued liabilities	42,650	(123,058)
Prepaid expense	4,295	(14,725)
Cash Flows Used in Operations	(1,193,965)	(1,407,716)

Cash Flows from Financing Activities
Proceeds from private placement	355,000	205,000
Cash Flows Provided by Financing Activities	355,000	205,000

Decrease in cash	(838,965)	(1,202,716)

Cash, beginning of the period	1,060,499	2,369,413

Cash, end of the period	$221,534	$1,166,697

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.com Inc.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – prepared by management)

(Expressed in U.S. Dollars)

Nine Months Ended June 30, 2025

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at October 1, 2024	3,589,945,275	$3,066,411	787,916	$7,879	$351,000	$102,090,843	$(103,357,782)	$2,158,351
Shares issued for private placement	41,000,000	41,000	-	-	-	164,000	-	205,000
Shares issued for services	5,000,000	5,000	-	-	-	20,000	-	25,000
Shares issued to settle accounts payable	5,000,000	5,000	-	-	-	57,000	-	62,000
Shares issued – preferred shares	-	-	138,522	1,385	-	-	-	1,385
Shares issued on cashless exercise of stock options	3,344,371	3,344	-	-	-	(3,344)	-	-
Shares issued on cashless exercise of warrants	3,015,873	3,016	-	-	-	(3,016)	-	-
Stock-based compensation	-	-	-	-	-	408,371	-	408,371
Shares issued for loss on settlement of litigation	30,000,000	30,000	-	-	(351,000)	321,000	-	-
Loss for the period	-	-	-	-	-	-	(1,722,879)	(1,722,879)
Balance at June 30, 2025	3,677,305,519	$3,153,771	926,438	$9,264	$-	$103,054,854	$(105,080,661)	$1,137,228

Three Months Ended June 30, 2025

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at April 1, 2025	3,653,305,519	$3,129,771	926,438	$9,264	$-	$103,531,612	$(105,268,848)	$1,401,799
Shares issued for private placement	24,000,000	24,000	-	-	-	96,000	-	120,000
Stock-based compensation	-	-	-	-	-	(572,758)	-	(572,758)
Income for the period	-	-	-	-	-	-	188,187	188,187
Balance at June 30, 2025	3,677,305,519	$3,153,771	926,438	$9,264	$-	$103,054,854	$(105,080,661)	$1,137,228

Nine Months Ended June 30, 2026

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at September 30, 2025	3,746,305,519	$3,222,771	926,438	$9,264	$-	$107,322,167	$(109,584,935)	$969,267
Shares issued for private placement	71,000,000	71,000	-	-	-	284,000	-	355,000
Shares issued for services	17,000,000	17,000	-	-	-	172,500	-	189,500
Stock-based compensation	-	-	-	-	-	2,819,213	-	2,819,213
Exercise of stock options	5,000,000	5,000	-	-	-	(5,000)	-	-
Return to treasury for cashless stock option exercise	(2,500,000)	(2,500)	-	-	-	2,500	-	-
Exercise of warrants	25,000,000	25,000	-	-	-	(25,000)	-	-
Return to treasury for cashless warrant exercise	(12,710,083)	(12,710)	-	-	-	12,710	-	-
Cancellation of shares	(25,000,000)	(25,000)	-	-	-	25,000	-	-
Loss for the period	-	-	-	-	-	-	(4,164,667)	(4,164,667)
Balance at June 30, 2026	3,824,095,436	$3,300,561	926,438	$9,264	$-	$110,608,090	$(113,749,602)	$168,313

Three Months Ended June 30, 2026

	Common Shares		Preferred Shares		Shares to be Issued	Additional Paid-in
	Number	Par Value	Number	Par Value	Value	Capital	Deficit	Total
Balance at April 1, 2026	3,816,570,684	$3,293,036	926,438	$9,264	$-	$109,604,832	$(112,533,413)	$373,719
Shares issued for private placement	30,000,000	30,000	-	-	-	120,000	-	150,000
Stock-based compensation	-	-	-	-	-	860,783	-	860,783
Exercise of warrants	5,000,000	5,000	-	-	-	(5,000)	-	-
Return to treasury for cashless warrant exercise	(2,475,248)	(2,475)	-	-	-	2,475	-	-
Cancellation of shares	(25,000,000)	(25,000)	-	-	-	25,000	-	-
Loss for the period	-	-	-	-	-	-	(1,216,189)	(1,216,189)
Balance at June 30, 2026	3,824,095,436	$3,300,561	926,438	$9,264	$-	$110,608,090	$(113,749,602)	$168,313

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

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

These interim condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company is in various stages of product development and continues to incur losses and, as at June 30, 2026, had an accumulated deficit of $113,749,602 (September 30, 2025 - $109,584,935). The ability of the Company to continue operations as a going concern is dependent upon raising additional working capital, settling outstanding debts and generating profitable operations. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Should the going concern assumption not continue to be appropriate, further adjustments to carrying values of assets and liabilities may be required. There can be no assurance that capital will be available as necessary to meet these continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuance of additional stock by the Company may result in a significant dilution in the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

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

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These interim condensed consolidated financial statements have been prepared on a consolidated basis and include the accounts of the Company and its wholly owned subsidiary, Digifonica. All intercompany transactions and balances have been eliminated. As at June 30, 2026, Digifonica had no activities.

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

Cash

Cash consists of cash on hand, cash held in trust, and monies held in checking and savings accounts. The Company had $221,534 in cash on June 30, 2026 (September 30, 2025 - $1,060,499). The Company also had $40,250 restricted cash on June 30, 2026 (September 30, 2025 - $40,250) which is a collateral GIC held for the Company’s corporate credit card.

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

June 30, 2026

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

For the period ended June 30, 2026 and the year ended September 30, 2025, there were no potentially dilutive securities included in the calculation of weighted-average common shares outstanding.

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

June 30, 2026

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

Concentrations of Credit Risk

The Company’s policy is to maintain cash with reputable financial institutions or in retainers with trusted vendors. The Company has at times had cash balances at financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) Insurance Limit of $250,000; however, has not experienced any losses to date. As of June 30, 2026, the Company’s bank operating account balances exceeded the FDIC Insurance Limit of $250,000 by $11,784.

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

June 30, 2026

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

The SPA included an anti-dilution clause (the “Anti-Dilution Clause”) that required the Company to maintain the Seller’s percentage ownership of the Company at 40% by issuing the Seller a proportionate number of common shares of any future issuance of the Company’s common shares. Shares issued pursuant to the Anti-Dilution Clause were recorded as a share issuance cost within the Additional Paid-in Capital account (Notes 9 and 10).

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

Pursuant to the 2023 Amendments, during the year ended September 30, 2025, the Seller was issued 357,865,449 share purchase warrants and 138,522 series A preferred shares on October 9, 2024. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account

Pursuant to the 2023 Amendments, during the nine months period ended June 30, 2026, the Seller was issued nil share purchase warrants and nil series A preferred shares. Shares and warrants issued pursuant to the Anti-Dilution Clause are recorded as a share issuance cost within the additional paid-in capital account.

NOTE 5. RETAINER

The Company has retainers with certain professional service providers. The balance due on these prepaid retainers was $2,111 as of June 30, 2026 (September 30, 2025 - $2,155). The Company recognizes the expense from these retainers as they are invoiced and the invoiced charges are deducted from the various providers’ prepaid retainer balances.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

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

Compensation paid or accrued to key management for services during the interim periods ended June 30, 2026 and 2025 includes:

	June 30, 2026	June 30, 2025
Management fees paid to the officers	103,700	59,247
Fees paid or accrued to directors	36,000	54,500
Stock-based compensation (Note 10)	98,078	-
	$237,778	$113,747

At June 30, 2026, included in accounts payable and accrued liabilities is $nil (September 30, 2025 - $20,000) owed to current officers and directors.

At June 30, 2026, included in prepaid expense is $36,000 (September 30, 2025 - $24,905) of prepaid compensation to directors and officers.

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION

During the nine-month period ended June 30, 2026, the Company paid $Nil (September 30, 2025 - $Nil) in interest or income taxes.

There were no non-cash investing or financing transactions during the nine-month period ended June 30, 2026 and 2025.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

NOTE 9. SHARE CAPITAL

Capital Stock Authorized and Issued as at June 30, 2026:

_	13,000,000,000 (September 30, 2025 – 10,000,000,000) common voting shares authorized with a par value of $0.001 each, of which 3,824,095,436 (September 30, 2025 – 3,746,305,519) shares are issued.

_	2,000,000 (September 30, 2025 – 2,000,000) series A preferred shares authorized with a par value of $0.01 each, of which 926,438 (September 30, 2025 – 926,438) shares are issued. The preferred shares were issued for super-voting rights and are not convertible, exchangeable for common shares, nor redeemable for cash. The preferred shares cannot be sold, exchanged or transferred to another party.

Issues during the nine-month period ended June 30, 2026

During the nine-month period ended June 30, 2026, the Company issued:

_	71,000,000 common shares priced at $0.005 per share for cash proceeds of $355,000 from a private placement of common shares.

_	17,000,000 common shares priced for services with a value of $189,500.
_	5,000,000 common shares priced at $0.005 per share, offset by 2,358,491 shares returned to treasury resulting in the issuance of 2,641,509 shares pursuant to cashless warrants exercises with a net value of $2,642.

_	10,000,000 common shares priced at $0.005 per share, offset by 5,376,344 shares returned to treasury resulting in the issuance of 4,623,656 share pursuant to cashless warrants exercises with a net value of $4,624.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,500,000 shares returned to treasury resulting in the issuance of 2,500,000 shares pursuant to cashless option exercises with a net value of $2,500.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,500,000 shares returned to treasury resulting in the issuance of 2,500,000 shares pursuant to cashless warrants exercises with a net value of $2,500.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,475,248 shares returned to treasury resulting in the issuance of 2,524,752 shares pursuant to cashless warrants exercises with a net value of $2,525.

During the year ended September 30, 2025, the Company issued:

_	110,000,000 common shares priced at $0.005 per share for cash proceeds of $550,000 from a private placement of common shares.

_	5,000,000 common shares for services with a value of $25,000.

_	5,000,000 common shares with a value of $62,000 to settle accounts payable of $27,237 resulting in a loss on settlement of $34,763.

_	30,000,000 restricted common shares priced at $0.0117 per share to Locksmith Financial Corporation as per a settlement and release agreement entered.

_	138,522 series A preferred shares pursuant to the Anti-Dilution Clause of the SPA (Note 4) with a value of $1,385 in order to bring total series A preferred share ownership to 926,438.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,655,629 shares returned to treasury pursuant to cashless option exercises with a net value of $3,344.

_	5,000,000 common shares priced at $0.005 per share, offset by 1,984,127 shares returned to treasury pursuant to cashless option exercises with a net value of $3,016.

Subsequent Issues

Subsequent to the period ended June 30, 2026, on July 2, 2026, the Company issued 20,000,000 common shares priced at $0.005 per share for cash proceeds of $100,000 from a private placement of common shares.

Subsequent to the period ended June 30, 2026, on July 28, 2026, the Company issued 10,000,000 common shares priced at $0.005 per share for cash proceeds of $50,000 from a private placement of common shares.

Subsequent to the period ended June 30, 2026, on August 2, 2026, the Company canceled the May 30, 2022 Options for 15,000,000 common shares.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

NOTE 10. STOCK-BASED COMPENSATION

Common Share Purchase Warrants

As of June 30, 2026, there are 4,100,393,999 (September 30, 2025 - 3,888,393,999) outstanding share purchase warrants to be exercised.

The following table summarizes the Company’s warrant transactions:

	Number of warrants	Weighted average exercise price
Balance September 30, 2024	2,799,028,550	$0.0027
Issued	1,101,365,449	0.004
Exercised	(5,000,000)	0.005
Cancelled	(7,000,000)	0.005
Balance September 30, 2025	3,888,393,999	$0.003
Issued	271,000,000	0.005
Exercised	(25,000,000)	0.005
Cancelled	(34,000,000)	0.005
Balance June 30, 2026	4,100,393,999	$0.003

The following table summarizes the share purchase warrants outstanding at June 30, 2026:

Grant Date	Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Warrants Currently Exercisable
4/12/2021	621,470,562	$0.001	4.78	621,470,562
5/30/2022	350,000,000	0.005	0.91	350,000,000
6/30/2023	831,466,899	0.001	7.00	831,466,899
1/12/2024	137,091,089	0.001	7.54	137,091,089
4/25/2024	189,000,000	0.005	7.82	189,000,000
6/12/2024	10,000,000	0.005	7.95	-
8/18/2024	45,000,000	0.005	8.14	45,000,000
8/18/2024	447,000,000	0.005	8.14	-
9/6/2024	45,000,000	0.005	3.18	45,000,000
9/12/2024	54,000,000	0.005	3.20	54,000,000
9/17/2024	28,000,000	0.005	3.21	28,000,000
10/09/2024	357,865,449	0.001	8.28	357,865,449
10/29/2024	3,000,000	0.005	3.33	3,000,000
11/13/2024	5,000,000	0.005	3.37	5,000,000
12/02/2024	1,000,000	0.005	3.42	1,000,000
12/20/2024	3,000,000	0.005	3.47	3,000,000
01/02/2025	6,000,000	0.005	3.51	6,000,000
01/16/2025	55,000,000	0.005	8.55	-
01/19/2025	7,000,000	0.005	8.56	-
01/22/2025	13,000,000	0.005	8.58	-
02/14/2025	21,000,000	0.005	8.63	21,000,000
07/16/2025	602,500,000	0.005	9.04	602,500,000
08/23/2025	5,000,000	0.005	9.15	5,000,000
09/24/2025	2,000,000	0.005	9.24	2,000,000
10/06/2025	11,000,000	0.005	9.27	11,000,000
11/03/2025	10,000,000	0.005	9.35	10,000,000
12/22/2025	23,000,000	0.005	9.48	23,000,000
12/30/2025	5,000,000	0.005	9.50	5,000,000
02/12/2026	56,000,000	0.005	9.62	56,000,000
02/19/2026	5,000,000	0.005	9.64	5,000,000
03/09/2026	45,000,000	0.005	9.69	45,000,000
03/13/2026	21,000,000	0.005	9.71	21,000,000
06/10/2026	5,000,000	0.005	9.95	5,000,000
06/16/2026	50,000,000	0.005	9.97	50,000,000
06/19/2026	30,000,000	0.005	9.98	30,000,000
	4,100,393,999	$0.003	6.83	3,568,393,999

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants (cont’d)

During the nine-month period ended June 30, 2026, on June 19, 2026, the Company issued 30,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.46%, expected life of 10 years, annualized historical volatility of 158.61% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.010. During the nine-month period ended June 30, 2026, share-based compensation expenses of $309,943 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on June 16, 2026, the Company issued 50,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.43%, expected life of 10 years, annualized historical volatility of 145.23% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.009. During the nine-month period ended June 30, 2026, share-based compensation expenses of $469,149 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on June 10, 2026, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.55%, expected life of 10 years, annualized historical volatility of 158.33% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the nine-month period ended June 30, 2026, share-based compensation expenses of $40,691 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on March 13, 2026, the Company issued 21,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.28%, expected life of 10 years, annualized historical volatility of 156.05% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.011. During the nine-month period ended June 30, 2026, share-based compensation expenses of $239,795 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on March 9, 2026, the Company issued 55,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. On April 17, 2026, the Company canceled 10,000,000 warrants to purchase common shares. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.12%, expected life of 10 years, annualized historical volatility of 155.79% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.010. During the nine-month period ended June 30, 2026, share-based compensation expenses of $573,132 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on February 19, 2026, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.08%, expected life of 10 years, annualized historical volatility of 155.52% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.0097. During the nine-month period ended June 30, 2026, share-based compensation expenses of $48,610 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on February 12, 2026, the Company issued 56,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.04%, expected life of 10 years, annualized historical volatility of 155.39% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.011. During the nine-month period ended June 30, 2026, share-based compensation expenses of $639,259 (2025 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Common Share Purchase Warrants (cont’d)

During the nine-month period ended June 30, 2026, on December 30, 2025, the Company issued 5,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.14%, expected life of 10 years, annualized historical volatility of 154.54% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the nine-month period ended June 30, 2026, share-based compensation expenses of $42,120 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on December 22, 2025, the Company issued 23,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.17%, expected life of 10 years, annualized historical volatility of 154.36% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.009. During the nine-month period ended June 30, 2026, share-based compensation expenses of $207,486 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, 2026, on November 3, 2025, the Company issued 10,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.13%, expected life of 10 years, annualized historical volatility of 154.22% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.008. During the nine-month period ended June 30, 2026, share-based compensation expenses of $79,251 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

During the nine-month period ended June 30, 2026, on October 6, 2025, the Company issued 11,000,000 warrants to purchase common shares at a price of $0.005 per share for a period of 10 years from the date of issue to its consultants. The following assumptions were used for the Black-Scholes valuation of these warrants on grant date as follows: risk-free rate of 4.18%, expected life of 10 years, annualized historical volatility of 153.30% and a dividend rate of 0%. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The weighted-average fair value per warrant is $0.012. During the nine-month period ended June 30, 2026, share-based compensation expenses of $128,776 (2024 - $nil) was recorded within the additional paid-in capital account, which was included as “Professional fees and services” in the consolidated statements of loss and comprehensive loss.

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

The following table summarizes the Company’s stock option transactions:

	Number of options	Weighted average exercise price ($)
Balance September 30, 2024	279,500,000	$0.005
Granted	-	-
Exercised	(5,000,000)	0.005
Balance September 30, 2025	274,500,000	$0.005
Granted	-	-
Expired	(25,000,000)	0.005
Exercised	(5,000,000)	0.005
Balance June 30, 2026	244,500,000	$0.005

The following table summarizes the stock options outstanding at June 30, 2026:

Options Outstanding	Exercise Price	Remaining Contractual Life (Years)	Number of Options Currently Exercisable
64,500,000	$0.005	0.92	64,500,000
65,000,000	0.005	1.92	65,000,000
105,000,000	0.005	2.54	105,000,000
10,000,000	0.005	4.82	10,000,000
244,500,000	$0.005	2.04	244,500,000

During the nine-month period ended June 30, 2026, no options in the capital stock of the Company were issued, and 5,000,000 options were exercised.

During the nine-month period ended June 30, 2026:

-	the Company extended 10M options issued to certain senior management that were set to expire on April 23, 2026 to April 23, 2031

During the year ended September 30, 2025, no options in the capital stock of the Company were issued, and 5,000,000 options were exercised.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

NOTE 10. STOCK-BASED COMPENSATION (CONT’D)

Preferred Share

During the nine-month period ended June 30, 2026, no series A preferred shares were issued pursuant to the Anti-Dilution Clause of the SPA (Note 4). During the nine-month period ended June 30, 2026, share issued cost of $nil was charged against income from preferred shares issued.

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

During the nine-month period ended June 30, 2026, total stock-based compensation cost of $2,819,213 (2025 - $981,129) was charged against income from all options issued and vested, including the incremental cost resulting from the option modifications.

As at June 30, 2026, the aggregate intrinsic value of the Company’s stock options is $1,198,050 (September 30, 2025 - $2,113,650), and the total intrinsic value of options exercised during the period ended June 30, 2026 was $24,500 (September 30, 2025 - $38,500).

As at June 30, 2026, the aggregate intrinsic value of the Company’s common share purchase warrants outstanding is $27,883,507 (September 30, 2025 - $37,732,210), the aggregate intrinsic value of the common share purchase warrants exercisable is $25,276,707 (September 30, 2025 - $33,635,810), and the total intrinsic value of common share purchase warrants exercised during the nine-month period ended June 30, 2026 was $122,500 (September 30, 2025 - $58,500).

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

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

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

This is an on-going antitrust litigation case filed on October 25, 2024. It was amended on December 17, 2024, and a second amended complaint was filed on August 22, 2025. The defendants have filed a motion to dismiss. The Court has ordered VoIP-Pal to file an Amended Complaint by September 4, 2026. It is too early in the litigation to predict the anticipated results.

xii.	Inza, et al. v. AT&T, et al., 24-cv-03054-RDM

This is a class action lawsuit filed on October 25, 2024. The complaint was amended on January 27, 2025 and again on April 22, 2025. The defendants filed a motion to compel arbitration. The Court held oral arguments on August 5, 2026 and indicated that it is inclined to send the case to arbitration. The Court has taken the matter under advisement pending further order. It is too early in the litigation to predict the anticipated results.

xiii.	VoIP-Pal v. Apple, et al., 25-cv-01843-RDM

This is an antitrust lawsuit filed on June 11, 2025, amended on September 21, 2025. The defendants have filed a motion to dismiss. That motion is fully briefed and we are waiting on the Court’s decision. It is too early in the litigation to predict the anticipated results.

xiv.	Inza, et al. v. Apple, et al., 25-cv-01970-RDM

This is a class action lawsuit filed on June 24, 2025 and amended on September 21, 2025. The defendants have filed a motion to dismiss and a motion to compel arbitration. That motion is fully briefed and we are waiting on the Court’s decision. It is too early in the litigation to predict the anticipated results.

VOIP-PAL.COM INC.

Notes to the Interim Condensed Consolidated Financial Statements

(Unaudited – prepared by management)

(Expressed in United States Dollars)

June 30, 2026

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

As at June 30, 2026 and September 30, 2025, no bonusable event had occurred and there was no Performance Bonus payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (MD&A) should be read in conjunction with our interim condensed consolidated financial statements for the nine months ended June 30, 2026 and notes thereto appearing elsewhere in this report, and our audited consolidated financial statements for the year ended September 30, 2025 and notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This MD&A for the period ending June 30, 2026 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management based on assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Comparison of the Three Months Ending June 30, 2026 and 2025

	Three months ending June 30		Increase/
	2026	2025	(Decrease)	Percent
General and administrative expenses	$(1,216,189)	$188,187	$1,404,376	746%
Net income (loss)	$(1,216,189)	$188,187	$1,404,376	746%

Comparison of the Nine Months Ending June 30, 2026 and 2025

	Nine months ending June 30		Increase/
	2026	2025	(Decrease)	Percent
General and administrative expenses	$(4,060,167)	$(1,688,116)	$2,372,051	141%
Loss on settlement of AP	(104,500)	(34,763)	69,737	201%
Net loss	$(4,164,667)	$(1,722,879)	$2,441,788	142%

REVENUES, COST OF REVENUES AND GROSS MARGIN

The Company had no revenues, cost of revenues or gross margin for the nine months ending June 30, 2026 and 2025.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2026 totaled $1,216,189 compared to ($188,187) during the same period in 2025. The increase in general and administrative expenses of $1,404,376 or 746% more than in the previous period was primarily due to a $1,368,382 increase in professional fees and services, a $52,552 increase in officers and directors fees and a $20,341 increase in office & general expenses, offset by a $38,498 decrease in legal fees.

General and administrative expenses for the nine months ending June 30, 2026 totaled $4,060,167 compared to $1,688,116 during the same period in 2025. The increase in general and administrative expenses of $2,372,051 or 141% more than in the previous period was primarily due to a $2,321,826 increase in professional fees and services, a $137,530 increase in officers and directors fees and a $66,344 increase in office & general expenses, offset by a $154,720 decrease in legal fees.

OTHER ITEMS

Other items for the nine months ending June 30, 2026, included a loss on settlement of accounts payable of $104,500, compared to a loss on settlement of accounts payable of $34,763 during the same period in 2025.

NET LOSS

The Company reported a net loss of $1,216,189 for the three months ending June 30, 2026 compared to a net profit of $188,187 for the same period in 2025. The increase in net loss of $1,404,376, or 746% more than the same period in 2025, was primarily due to an increase in professional fees and services, officers and directors’ fees and an increase in office & general expenses, offset by a decrease in legal fees.

The Company reported a net loss of $4,164,667 for the nine months ended June 30, 2026 compared to a net loss of $1,722,879 for the same period in 2025. The increase in net loss of $2,441,788, or 142% more than same period in 2025 was due primarily to an increase in officers and directors’ fees, professional fees and services, and loss on settlement of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company had an accumulated deficit of $113,749,602 as compared to an accumulated deficit of $109,584,935 at September 30, 2025. As of June 30, 2026, the Company had a working capital of $168,313 as compared to a working capital of $969,267 at September 30, 2025. The decrease in the Company’s working capital of $800,954 is due to ongoing operating expenses during the period.

Net cash used by operations for the nine months ending June 30, 2026 and 2025 was $1,193,965 and $1,407,716 respectively. The decrease in net cash used for operations for the nine months ending June 30, 2026 as compared to the nine months ending June 30, 2025 was primarily due to an increase in stock-based compensation.

Net cash used in investing activities for the nine months ending June 30, 2026 and 2025 was $Nil and $Nil, respectively.

Net cash provided from financing activities for the nine months ending June 30, 2026 was $355,000 and $205,000, respectively. The increase in net cash provided by financing activities of $150,000 was due to $355,000 cash proceeds from private placements during the nine months ending June 30, 2026 compared with $205,000 cash proceeds from private placements during the nine months ending June 30, 2025.

Liquidity

The Company primarily finances its operations from cash received through the private placement of its common stock, settling outstanding debts, and the exercise of warrants and options from investors. There can be no assurance that capital will be available as necessary to meet continued developments and operating costs or, if the capital is available, that it will be on terms acceptable to the Company. As at June 30, 2026, the Company had cash of $221,534 and current liabilities of $131,582 and incurred net loss of $4,164,667 during the nine month period ended June 30, 2026; accordingly the Company will require additional capital to fund its operations for the next 12 months.

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

As at June 30, 2026, no bonusable event has occurred and there is no Performance Bonus payable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Report for the nine-month period ended June 30, 2026, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). During the evaluation, management identified material weaknesses as below.

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

As of June 30, 2026 management believes that we are making progress to remediate the 2025 Material Weaknesses relating to its lack of reconciliation and reviews. However, other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of ICFR

The Company’s management (with the participation of the CEO and the CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2026:

-	No formal codes of conduct.
-	No dual authorization on bank disbursements.
-	Lack of reconciliation and reviews

Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, relating to no formal codes of conduct, no dual authorization on bank disbursements and lack of reconciliation and reviews.

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

This is an on-going antitrust litigation case filed on October 25, 2024. It was amended on December 17, 2024, and a second amended complaint was filed on August 22, 2025. The defendants have filed a motion to dismiss. The Court held oral arguments on August 5, 2026. The Court has ordered VoIP-Pal to file an Amended Complaint by September 4, 2026. It is too early in the litigation to predict the anticipated results.

xii.	Inza, et al. v. AT&T, et al., 24-cv-03054-RDM

This is a class action lawsuit filed on October 25, 2024. The complaint was amended on January 27, 2025 and again on April 22, 2025. The defendants filed a motion to compel arbitration. The Court held oral arguments on August 5, 2026 and indicated that it is inclined to send the case to arbitration. The Court has taken the matter under advisement pending further order. It is too early in the litigation to predict the anticipated results.

xiii.	VoIP-Pal v. Apple, et al., 25-cv-01843-RDM

This is an antritrust lawsuit filed on June 11, 2025, amended on September 21, 2025. The defendants have filed a motion to dismiss. That motion is fully briefed and we are waiting on the Court’s decision. It is too early in the litigation to predict the anticipated results.

xiv.	Inza, et al. v. Apple, et al., 25-cv-01970-RDM

This is a class action lawsuit filed on June 24, 2025 and amended on September 21, 2025. The defendants have filed a motion to dismiss and a motion to compel arbitration. That motion is fully briefed and we are waiting on the Court’s decision. It is too early in the litigation to predict the anticipated results.

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

During the nine-month period ended June 30, 2026, the Company issued:

_	71,000,000 common shares priced at $0.005 per share for cash proceeds of $355,000 from a private placement of common shares.

_	17,000,000 common shares priced for services with a value of $189,500.
_	5,000,000 common shares priced at $0.005 per share, offset by 2,358,491 shares returned to treasury resulting in the issuance of 2,641,509 shares pursuant to cashless warrants exercises with a net value of $2,642.

_	10,000,000 common shares priced at $0.005 per share, offset by 5,376,344 shares returned to treasury resulting in the issuance of 4,623,656 share pursuant to cashless warrants exercises with a net value of $4,624.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,500,000 shares returned to treasury resulting in the issuance of 2,500,000 shares pursuant to cashless option exercises with a net value of $2,500.

_	5,000,000 common shares priced at $0.005 per share, offset by 2,500,000 shares returned to treasury resulting in the issuance of 2,500,000 shares pursuant to cashless warrants exercises with a net value of $2,500.

_

5,000,000 common shares priced at $0.005 per share, offset by 2,475,248 shares returned to treasury resulting in the issuance of 2,524,752 shares pursuant to cashless warrants exercises with a net value of $2,525.

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

DATED: August 14, 2026	By:	/s/ Emil Malak
Emil Malak
Chief Executive Officer

DATED: August 14, 2026	By:	/s/ Jin Kuang
Jin Kuang
Chief Financial Officer

